Form 10QSB
period 2007-08-31
SupportSave Solutions Inc
filed 2007-10-15
CIK 1401475

===========================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 333-143901

SUPPORTSAVE SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0534639
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2820 W. Maple Road
Suite 241 Troy,
Michigan 48084
(Address of principal executive offices)

(248) 430-4300
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

The Registrant is a Shell company. Yes [   ] No [X]

As of October 1, 2007, the Company had 11,307,603 shares of common stock outstanding.

===========================================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.      INTERIM FINANCIAL STATEMENTS

SUPPORTSAVE SOLUTIONS, INC.

FINANCIAL STATEMENTS
AUGUST 31, 2007

Unaudited

C O N T E N T S

PAGE

FINANCIAL STATEMENTS:

Balance Sheet	F-1- F-2

Statement of Operations	F-3

Statement of Changes in Stockholders’ Equity	F-4

Statement of Cash Flows	F-5

Notes to the Financial Statements	F-6- F-7

SUPPORTSAVE SOLUTIONS, INC.
(A NEVADA CORPORATION)

BALANCE SHEET
AUGUST 31, 2007
Unaudited

ASSETS
CURRENT ASSETS
Cash and cash equivalents		$142,706

PROPERTY AND EQUIPMENT
Furniture and equipment	$27,500
Less accumulated depreciation	(1,375)

NET PROPERTY AND EQUIPMENT		26,125

		$168,831

See accompanying notes to financial statements.

SUPPORTSAVE SOLUTIONS, INC.
(A NEVADA CORPORATION)

BALANCE SHEET
AUGUST 31, 2007
Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Payroll tax withholdings	$138
Accrued federal income tax	7,275
Loan payable - officer	30,990

TOTAL CURRENT LIABILITIES		$38,403

STOCKHOLDERS' EQUITY
Common stock, $.00001 par value, 100,000,000 shares
authorized, 11,307,603 shares issued and outstanding	113
Preferred stock, $.00001 par value, 100,000,000 shares
authorized, 0 shares issued and outstanding	-0-
Additional paid-in-capital	130,762
Cumulative translation adjustment	(681)
Retained earnings	234

STOCKHOLDERS' EQUITY		130,428

		$168,831

See accompanying notes to financial statements.

SUPPORTSAVE SOLUTIONS, INC.

STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2007
Unaudited

REVENUE
Sales	$120,046
Less: returns and allowances	(6,132)
TOTAL REVENUE		$113,914

EXPENSES
Operating expenses		84,820

OPERATING INCOME		29,094

OTHER INCOME (EXPENSE)
Federal income tax		(7,275)

NET INCOME		$21,819

See accompanying notes to financial statements.

SUPPORTSAVE SOLUTIONS, INC.

STATEMENT OF CHANGE STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED AUGUST 31, 2007
Unaudited

			Additional	Cumulative
	Common Stock		Paid-in	Translation	Retained	Stockholders'
	Shares	Amount	Capital	Adjustment	Earnings	Equity
Balance, May 2, 2007
(date of inception)	-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Issuance of common stock	11,307,603	113	130,762	-0-	-0-	130,875

Net (loss)	-0-	-0-	-0-	-0-	(21,585)	(21,585)

Balance, May 31, 2007	11,307,603	113	130,762	-0-	(21,585)	109,290

Net income and translation
adjustment	-0-	-0-	-0-	(681)	21,819	21,138

Balance, August 31, 2007	11,307,603	$113	$130,762	$(681)	$234	$130,428

See accompanying notes to financial statements.

SUPPORTSAVE SOLUTIONS, INC.

STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2007
Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$21,819
Adjustments to reconcile net income to net cash
provided by (used by) operating activities:
Depreciation	$1,375
Changes in:
Prepaid expenses	2,100
Accrued federal income tax	7,275
Payroll tax withholdings payable	(4,862)

TOTAL ADJUSTMENTS		5,888

NET CASH PROVIDED BY
OPERATING ACTIVITIES		27,707

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(27,500)
Currency translation adjustment	(681)

NET CASH (USED BY)
INVESTING ACTIVITIES		(28,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash from stock subscriptions receivable	7,415
Payments on loan payable	(4,297)
Proceeds from loan payable	17,387

NET CASH PROVIDED BY
FINANCING ACTIVITIES		20,505

NET INCREASE IN CASH AND
CASH EQUIVALENTS		20,031

CASH AND CASH EQUIVALENTS - JUNE 1, 2007		122,675

CASH AND CASH EQUIVALENTS - AUGUST 31, 2007		$142,706

See accompanying notes to financial statements.

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2007
Unaudited

1.	NATURE OF BUSINESS

SupportSave Solutions, Inc. (“Company”), was incorporated in Nevada on May 2, 2007. The Company provides offshore business process outsourcing, or BPO, services from outsourcing centers in the Philippines.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	A.	Cash and Cash Equivalents

SupportSave considers all highly liquid investments with maturities of three months or less to be cash equivalents.

	B.	Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided by straight-line and accelerated methods, over the estimated useful lives of the assets, ranging from 39 years for leasehold improvements and 5 to 7 years for furniture and equipment. Normal expenditures for repairs and maintenance are charged to operations as incurred.

	C.	Income Taxes

The Company uses an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statements and tax bases of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax assets to the amount that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities. As the Company is in its first full year of operations, there is not yet a deferred tax asset or liability.

Continued…

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
AUGUST 31, 2007
(compiled)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	D.	Foreign Currency Translation

The functional currency of the Company is the United States Dollar. The financial statements of the Company’s Philippine operations are translated to U.S. dollars using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurs. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and changes in stockholders’ equity as other comprehensive income (loss). As of August 31, 2007, the translation adjustment was not material.

	E.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

3.	LOAN PAYABLE - OFFICER

The Company has loans payable to an officer in the amount of $30,990. The note is non- interest bearing, due on demand, and is unsecured.

4.	OPERATING LEASE

The Company leases its facility in Cebu, Philippines at the rate of approximately $2,000 per month. The lease was for a term of one year and expired on August 26, 2007. The Company is leasing the space on a month-to-month basis. The Company also operates an administrative office in Troy, Michigan. The office facilities are provided at no charge by a friend of an officer of the Company. There can be no assurances that the facilities will continue to be provided at no charge in the future.

5.	CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at one financial institution and had a balance in excess of the FDIC insurance of $100,000.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

     We are a development stage corporation with expanding operations and have generated revenues from our business operations. Our revenues have been exclusively generated from direct marketing via e-mail and direct contact as well as through our website. As of the date of this report, we have generated $237,574 in revenues from sales since inception.

     Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We are a start-up stage corporation with limited operations and minuscule revenues from our business operations. We do not anticipate initiating significant operations until we complete the development of our website, source out suppliers for products to sell and source out customers to buy our products.

     To meet our need for cash we raised money from a private placement. We raised enough money to begin operations. If we are unable to attract enough clients to utilize our services, we may quickly use up the proceeds from our private placement and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash.

     If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. We raised $130,760.50 in our private placement and believe the proceeds will allow us to operate for at least one year.

     We have established our intermit center, acquired the equipment we need and began operations. We have approximately 100 employees at this time.

Plan of Operation

     We have completed our public offering and have established the following milestones with respect to our operations:

  We began operations at our intermit facility in Cebu, Philippines. This is a 5000 sq. ft facility with 125 seats (workstations) for our dedicated employee services.

  We began renovation and fitting out interior of our new 9000 Sq Ft primary center, this facility should be able to accommodate 300+ seats for our dedicated employee services. We expect this center to be operational in the beginning of November of this year.

  Marketing our services through our website www.SupportSave.com

  Recognizing revenue and positive cash flow in the first month of operation, which continued to grow month over month consistently

  Established approximately 100 full-time equivalent employees at present.

  Installed a remotely viewable camera system that allows our clients to watch their “dedicated employee” working live with 4 full color cameras viewable from our website. Which we believe provides significant value to our clients and potential clients in adding a visual aspect to our services.

  Continued to grow our revenue prior to the close of our first quarter, with approximately $60,000 in revenue in the month of September, and we expect $70,000 - $75,000 in November.
  We expect to continue to meet our goal of 10-20% Month over month growth for at least thenext 3 quarters.

  Appointed Richard M. Halprin as General Counsel and Member of the Board of Directors.

     We have enough cash to satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development.

     We will continue to market our services through direct emails and internet based advertising. We have in place a program for channel partners and currently have a number of channel partners in place, however we have yet to realize any significant revenue though their efforts. During the next quarter we intend to build out our primary center in Cebu, Philippines and migrate our operations by November 1, 2007.

     We will continue to hire employees as needed until we reach capacity, at which point we will look to acquire space for further expansion. At that time we expect to raise additional capital to finance these costs by issuing shares in an additional private placement.

Limited operating history; need for additional capital

     There is limited historical financial information about us upon which to base an evaluation of our performance. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services, as well as continued weakness in the U.S. Dollar.

     To become more profitable and competitive, we have to attract more clients, sell our services and generate more revenues.

Results of Operations
From Inception on May 2, 2007 to August 31, 2007

     During the period we incorporated the company, hired the attorney for the preparation of this report and an auditor to audit our financial statements. We hired local designers to create an Internet website with the domain name “www.SupportSave.com”. Our income from inception to August 31, 2007 was $234 of which, we had net income in the first quarter of $21,819.Our total operating expenses were $84,820 of which $20,391 was for professional fees; $1,375 was for the depreciation expense of office equipment. We have generated $113,914 in revenues. Since inception, we obtained a loan from our officers to cover our start up expenses, purchase furniture and equipment and initiate operations. The amount of the loans were $30,990.

Liquidity and Capital Resources

As of August 31, 2007, we have generated $113,913 in revenues.

     We issued 10,000,000 shares of common stock on May 2, 2007 in consideration of $100 and we issued 1,307,603 shares of common stock in May and June, 2007 in consideration of $130,760.30

     As of August 31, 2007, our total assets were $168,831 and out total liabilities were $38,990. On August 31, 2007, we had cash of $142,706.

ITEM 3.     CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

ITEM 6.      EXHIBITS.

The following Exhibits are attached hereto:

Exhibit No.  Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and Rule 15d- 15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d- 15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of October, 2007.

SUPPORTSAVE SOLUTIONS, INC.

BY:  CHRISTOPHER JOHNS
        Christopher S. Johns, President and Principal
        Executive Officer.

BY:  MARIE TAGOC
        Marie Saycon Tagoc, Treasurer, Principal
        Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.  Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and Rule 15d- 15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d- 15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).