Form 10QSB
period 2007-11-30
SupportSave Solutions Inc
filed 2008-01-03
CIK 1401475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-143901

SUPPORTSAVE SOLUTIONS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0534639
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2820 W. Maple Road Suite 241 Troy, Michigan 48084
(Address of principal executive offices)

(248) 430-4300
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,122,361 common shares as of November 30, 2007

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

F-1	Balance Sheet as of November 30, 2007;

F-2	Statements of Operations for the three and six months ended November 30, 2007;

F-3	Statement of Changes in Stockholders’ Equity for period from inception (May 2, 2007) to November 30, 2007;

F-4	Statements of Cash Flows for the three and six months ended November 30, 2007;

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

SUPPORTSAVE SOLUTIONS, INC.
(A NEVADA CORPORATION)
BALANCE SHEET
NOVEMBER 30, 2007
(unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$218,756
Prepaid expenses	3,500

TOTAL CURRENT ASSETS		$222,256

PROPERTY AND EQUIPMENT
Furniture and equipment	$67,203
Less accumulated depreciation	$(4877)
		$62,326
NET PROPERTY AND EQUIPMENT

OTHER ASSETS
Security Deposits		$7,482

		292,064

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued federal income tax	$20,675
Loan payable -- officer	$15,420

TOTAL CURRENT LIABILITIES		$36,095

STOCKHOLDERS' EQUITY
Common stock, $.0001 par value, 100,000,000 shares authorized, 12,122,361 shares issued and outstanding	121
Preferred stock, $.00001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	0
Additional paid-in-capital	$214,718
Cumulative translation adjustment	$618
Retained earnings	$40,512

STOCKHOLDERS EQUITY		$255,969

		$292,064
See accountants' report and accompanying notes.

SUPPORTSAVE SOLUTIONS, INC.
(A NEVADA CORPORATION)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2007
(unaudited)

	CURRENT	YEAR TO DATE

REVENUE
Sales	$214,275	$334,321
Less returns and allowances	$(2,970)	$(9,102)

TOTAL REVENUE	$211,305	$325,219

EXPENSES
Operating expenses	$158,496	$243,316

OPERATING INCOME	$52,809	$81,903

OTHER INCOME (EXPENSE)
Interest income	$869	$869
Federal income tax	$(13,400)	$(20,675)

NET INCOME	$40,278	$62,097
See accountants' report and accompanying notes.

SUPPORTSAVE SOLUTIONS, INC.
(A NEVADA CORPORATION)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2007
(unaudited)

	Common Stock Shares Amount		Additional Paid-in Capital	Cumulative Translation Adjustment	Retained Earnings	Stockholders' Equity

Balance, May 2, 2007 (date of inception)	0	$0	$0	$0	$0	$0

Issuance of common stock	11,307,603	$113	130,762	0	0	$130,875

Net (loss)	0	$0	$0	$0	$(21,585)	$(21,585)

Balance, May 31, 2007	11,307,603	$113	$130,762	$0	$(21,585)	$109,290

Issuance of common stock	814,758	$8	$83,956	$0	$0	$83,964

Net income and translation adjustment	0	$0	$0	$618	$62,097	$62,715

Balance, November 30, 2007	12,122,361	$121	$214,718	$618	$40,512	$255,969
See accountants' report and accompanying notes.

SUPPORTSAVE SOLUTIONS, INC.
(A NEVADA CORPORATION)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2007
(unaudited)

	CURRENT	YEAR TO DATE

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,278	$62,097
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Depreciation	3,502	4,877
Changes in:
Prepaid expenses	(3,500)	(1,400)
Security deposit	(7,482)	(7,482)
Accrued federal income tax	13,400	20,675
Payroll tax withholdings payable	(138)	(5,000)

TOTAL ADJUSTMENTS	5,782	11,670

NET CASH PROVIDED BY OPERATING ACTIVITIES	46,060	73,767

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(39,703)	(67,203)
Currency translation adjustment	1,299	618

NET CASH (USED BY) INVESTING ACTIVITIES	(38,404)	(66,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	8	8
Additional paid in capital	83,956	83,956
Cash from stock subscriptions receivable	-0-	7,415
Payments on loan payable	(15,570)	(19,867)
Proceeds from loan payable	-0-	17,387

NET CASH PROVIDED BY FINANCING ACTIVITIES	68,394	88,899

NET INCREASE IN CASH AND CASH EQUIVALENTS	76,050	96,081

CASH AND CASH EQUIVALENTS - BEGIN OF PERIOD	142,706	122,675

CASH AND CASH EQUIVALENTS - END OF PERIOD	$218,756	$218,756

See accountants' report and accompanying notes.

SUPPORTSAVE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(unaudited)

1.	NATURE OF BUSINESS

SupportSave Solutions, Inc. (“the Company”), was incorporated in Nevada on May 2, 2007. The Company provides offshore business process outsourcing, or BPO, services from outsourcing centers in the Philippines.

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
NOVEMBER 30, 2007
(compiled)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.	Foreign Currency Translation

The functional currency of the Company is the United States Dollar. The financial statements of the Company’s Philippine operations are translated to U.S. dollars using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurs. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and changes in stockholders’ equity as other comprehensive income (loss). As of November 30, 2007, the translation adjustment was not material.

E.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

3.	LOAN PAYABLE - OFFICER

The Company has loans payable to an officer in the amount of $15,420. The note is non-interest bearing, due on demand, and is unsecured.

4.	OPERATING LEASE

The Company leases its facility in Cebu, Philippines at the rate of approximately $2,000 per month. The lease was for a term of one year and expired on August 26, 2007. The Company is leasing the space on a month-to-month basis. The Company began leasing a new facility in Cebu, Philippines on December 1, 2007. The lease is for 5 years at the rate of approximately $3,750 per month. The Company also operates an administrative office in Troy, Michigan. The office facilities are provided at no charge by a friend of an officer of the Company. There can be no assurances that the facilities will continue to be provided at no charge in the future.

5.	CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at one financial institution and had a balance in excess of the FDIC insurance of $100,000.
2.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We provide offshore business process outsourcing, or BPO, services which we deliver primarily to U.S.-based clients from our facilities in the Philippines. BPO services involves contracting with an external organization to take primary responsibility for providing a business process or function, such as customer management, transcription and captioning, processing services, human resources, procurement, logistics support, finance and accounting, engineering, facilities management, information technology and training. These customer care services and solutions are provided by our skilled customer service representatives to small and mid-sized companies in the healthcare, communication, business services, financial services, publishing, and travel and entertainment industries.

Recent Developments

During the current quarter, we expanded and extended our agreement with one of our leading clients. The thirty-six-month agreement includes BPO services for forty full-time equivalent employees with a potential value of $1 million. This contract marks our largest one to date and signifies yet another vote of confidence in our model and services. In addition to organic growth from our current client base, we also continue to broaden our client base.

Also during the current quarter, we appointed Richard Halprin to serve on our board of directors and act as general counsel. For the last seventeen years, Mr. Halprin has engaged in the private practice of law in Troy, Michigan. Mr. Halprin is also a Magistrate of the 45B District Court (Oak Park, Mich.).

Also during the current quarter, we retained the Investor Relations Group, Inc. (IRG), based in New York City, to serve as our investor relations and corporate communications firm. As we venture into the public markets, we believe it is critical to increase our visibility in the investment community as well as the media-at-large. We are confident that IRG will help ensure our story reaches these parties and also help us gain exposure in the public by effectively communicating our message.

Our Facilities

From our inception in May of 2007, we have continued executing our strategy to aggressively grow our business while continuing to optimize capacity of our existing facility. We began operations at our interim facility in Cebu, Philippines. This was a 5000 sq. ft facility with 125 seats (workstations) for our dedicated employee services. However, in the first three quarters of 2007, we completed the build-out of our primary facility in the Philippines and transitioned operations from our interim facility that we had leased pending completion of the new site. Our new 9000 sq. ft. primary facility is able to accommodate 326 workstations for our dedicated employee services. This expanded facility can accommodate 400-600 employees; depending on utilization, we operate 24x7. This is nearly three times the previous location’s capacity. The lease on our new facility is for 5 years at the rate of approximately $3,750 per month.

Furniture and desktop technology continue to be added to this new facility as necessary to establish production seats to meet client demands.

We plan to reach capacity in 6-9 months, while building additional capacity through additional centers to meet demand. Our goal is to have 2-3 centers of similar size fully operational within 12 months.

Our Service Representatives

The Philippines, where our operations are located, is an attractive and growing market for offshore business process outsourcing services. The Philippines, with a large pool of skilled, college-educated professionals, has the third largest English-speaking population in the world, and English is used to teach mathematics, science and health beginning in the third grade and is the primary language of instruction in college. Many Filipinos are familiar with Western business practices and have an affinity for American culture, which we believe offers a substantial advantage in interacting with U.S. consumers and processing their business transactions. In addition, the Philippines has a well-developed telecommunications and utility infrastructure and is an attractive business environment for BPO companies. The Philippine government has encouraged foreign investment and provided significant assistance to the BPO industry through tax holidays, changes to the country's educational curriculum and relaxation of certain regulatory restrictions. We believe our English-speaking workforce will enable us to provide consistent high quality outsourcing services at costs generally comparable to other offshore locations and substantially lower than those in the United States.

As of November 30, 2007, we had approximately 110 of the 326 workstations operating in our new facility. This quarter alone, we increased our full-time employee count by about 72% and have a backlog of potential employees to select from. We plan to hire additional employees as needed until we reach capacity, at which point we will look to acquire space for further expansion.

We installed a remotely viewable camera system that allows our clients to watch their “dedicated employee” working live with 8 full color cameras viewable from our website. Which we believe provides significant value to our clients and potential clients in adding a visual aspect to our services.

We believe that we have pioneered the most effective and efficient method of recruiting among all competitors in the Philippine BPO space. First, we have created a totally free job portal for the city of Cebu, which allows our competitors to post their openings free while giving us sole access to the 10,000 jobseekers in the database. This reduces our cost to nearly nil while giving us a surplus of jobseekers, substantially more than will be needed to meet our expected demand.

Second, we located our center in the area with the most foot traffic and exposure in the city, allowing SupportSave to take advantage of walk-in applicants. Rather than locate in remote “I.T. Parks” economic zones like other BPO and call centers, we are located in the heart of city which gives us an advantage in hiring. We have applied to declare our building an economic zone and expect favorable consideration.

Sales and Marketing

Our sales and marketing support group will be responsible for increasing the awareness of our services in the marketplace and generating meetings with prospective clients through leads, sales calls, membership in industry associations, web-based marketing, public relations activity, attendance at trade shows and participation in industry conferences and events. We market our services through our website at www.SupportSave.com.

We have marketed our services through our website, online advertising and direct contact via email with great success. In the next 12 months, our plan is to continue to expand our indirect channels through resellers, partners and affiliates. This allows us to greatly reduce our sales and marketing expense while broadening our reach. Our largest reseller has reported to us that he is generating $15,000 in recurring revenue per month after just 3 months. We believe this makes a compelling case to continue this model. Under our current model our resellers mark up our price and keep the difference, so it only increases our margins.

We also formulated a plan to reduce exposure to risk of currency fluctuations and weakness in the US dollar through non-deliverable forward contracts.

Research and Development

We will not be conducting any product research or development during the next 12 months.

Results of Operations for the three and six months ended November 30, 2007

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

Revenues

Our revenue reported for the three months ended November 30, 2007 was $214,275. Our revenue reported for the six months ended November 30, 2007 was $334,321. Our revenue increased 78% to $214,275 for the three months ended November 30, 2007, as compared with $120,046 for the three months ended August 31, 2007.

During all periods mentioned, all revenue generated was attributable to the sale of our BPO services. The increase in revenues for the three months ended November 30, 2007 as compared to the three months ended August 31, 2007 is attributable to an increase in the sale of our BPO services.

Returns are Allowances are refunds for services not provided. Returns and allowances for the three months ended November 30, 2007 amounted to $2,970, as compared with $6,132 for the for the three months ended August 31, 2007.

Our revenue less returns and allowances is our total revenue. Total revenue for the three months ended November 30, 207 was $211,305. Total revenue for the six months ended November 30, 2007 was $325,219. Total revenue increased 85% to $211,305 for the three months ended November 30, 2007, as compared with $113,914 for the period ended August 31, 2007.

Operating Expenses

Our operating expenses for the three months ended November 30, 2007 was $158,496. Our operating expenses for the six months ended November 30, 2007 was $243,316. Our operating expenses for the three months ended November 30, 2007 consisted mainly of salaries of $78,295, legal and accounting fees of $14,550, utilities of $11,078, supplies of $9,889, and advertising expenses of $7,696. Our operating expenses for the six months ended November 30, 2007 consisted mainly of salaries of $118,668, legal and accounting fees of $34,941, internet expenses of $12,166, utilities of $11,078, supplies of $10,302, rent of $10,583 and telephone charges of $10,396. Our operating expenses increased 54% to $158,496 for the three months ended November 30, 2007, as compared with $84,820 for the three months ended August 31, 2007. The increase is attributable to increased salaries for employees.

Operating Income

Operating income increased 82% to $52,809 for the three months ended November 30, 2007, as compared with $29,094 for the three months ended August 31, 2007. The increase in operating income is attributable to an increase in total revenue.

Other Income (Expense)

Other income consists of interest from cash balances on deposit at a financial institution. We reported other income of $869 for each of the three and six months ended November 30, 2007.

Other expenses consist of federal income tax expenses. We reported other expenses of $13,400 for the three months ended November 30, 2007, and $20,675 for the six months ended November 30, 2007.

Net Income

Net income for the three months ended November 30, 2007 was $40,278. Net income for the six months ended November 30, 2007 was $62,097. Net income increased 85% to $40,278 for the three months ended November 30, 2007, as compared with $21,819 for three months ended August 31, 2007.

Liquidity and Capital Resources

As of November 30, 2007, we had total current assets of $222,256, consisting of cash and cash equivalents in the amount of $218,756, and prepaid expenses in the amount of $3,500. Our total current liabilities as of November 30, 2007 were $36,095. Thus, we had working capital of $186,161 as of November 30, 2007.

Operating activities provided $46,060 in cash for the three months ended November 30, 2007. Our net income of $40,278 for that period was the primary component of our positive operating cash flow. Cash flows used by investing activities during the three months ended November 30, 2007 was $38,404 for the purchase of property and equipment offset by a currency translation adjustment. Cash flows provided by financing activities during the three months ended November 30, 2007 was $68,294, consisting mainly of proceeds from the issuance of common stock in the amount of $83,964 offset by payments on loans in the amount of $15,570.

Based upon our current financial condition, we have insufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of November 30, 2007, there were no off balance sheet arrangements.

Going Concern

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Christopher Johns, and our Chief Financial Officer, Ms. Marie Tagoc. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2007.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act during the reporting period.

During the current reporting period, we also issued 259,999 shares of our common stock for total proceeds of $$22,511.55. We completed the offering pursuant to Rule 506 of Regulation D of the Securities Act. Each purchaser represented to us that he was a sophisticated or accredited investor as defined by SEC standards Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended November 30, 2007.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPPORTSAVE SOLUTIONS, INC.

Date:	December 28, 2007

BY: /s/ CHRISTOPHER JOHNS
Christopher S. Johns, President and Principal
Executive Officer.

BY: /s/ MARIE TAGOC
Marie Saycon Tagoc, Treasurer, Principal
Financial Officer and Principal Accounting Officer