Form 10QSB
period 2008-02-29
SupportSave Solutions Inc
filed 2008-04-10
CIK 1401475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-143901

SUPPORTSAVE SOLUTIONS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0534639
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1451 Danville Blvd., Suite 201 Alamo, CA 94501 (Address of principal executive offices)

(925) 304-4400
(Issuer’s telephone number)

2820 W. Maple Road, Suite 241 Troy, Michigan 48084
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  12,122,361 common shares as of February 29, 2008

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

F-1	Balance Sheet as of February 29, 2008;

F-2	Statements of Operations for the three and nine months ended February 29, 2008;

F-3	Statement of Changes in Stockholders’ Equity for period from inception (May 2, 2007) to February 29, 2008;

F-4	Statements of Cash Flows for the three and nine months ended February 29, 2008;

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended February 29, 2008 are not necessarily indicative of the results that can be expected for the full year.

CONSOLIDATED BALANCE SHEET
FEBRUARY 29, 2008
 (unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents		$322,880

PROPERTY AND EQUIPMENT
Furniture and equipment	$99,520
Less accumulated depreciation	(11,360)

NET PROPERTY AND EQUIPMENT		88,160

OTHER ASSETS
Security deposits		7,482

		$418,522
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued federal income tax	$50,225
Deferred revenue	16,178
Loan payable - officer	12,014

TOTAL CURRENT LIABILITIES		$78,417

STOCKHOLDERS' EQUITY
Common stock, $.00001 par value, 100,000,000 shares authorized, 12,122,361 shares issued and outstanding	121
Preferred stock, $.00001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	-0-
Additional paid-in-capital	214,718
Cumulative translation adjustment	(2,053)
Retained earnings	127,319

STOCKHOLDERS' EQUITY		340,105

		$418,522

accompanying notes

CONSOLDIATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 29, 2008
(unaudited)

	Three Months Ended February 29, 2008	Nine Months Ended February 29, 2008

REVENUE
Sales	$338,540	$672,861
Less returns and allowances	(5,631)	(14,733)

TOTAL REVENUE	332,909	658,128

EXPENSES
Operating expenses	218,171	461,487

OPERATING INCOME	114,738	196,641

OTHER INCOME (EXPENSE)
Interest income	1,619	2,488
Federal income tax	(29,550)	(50,2250

NET INCOME	$86,807	$148,904

See accompanying notes

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 29, 2008
(unaudited)

	Common Stock Shares Amount		Paid-in Capital	Translation Adjustment	Retained Earnings	Stockholders' Equity

Balance, May 2, 2007 (date of inception)	-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Issuance of common stock	11,307,603	113	214,718	-0-	-0-	214,831

Net (loss)	-0-	-0-	-0-	-0-	(21,585)	(21,585)

Balance, May 31, 2007	11,307,603	113	214,718	-0-	(21,585	193,246

Issuance of common stock	814,758	8	-0-	-0-	-0-	8

Net income and translation adjustment	-0-	-0-	-0-	(2,053)	148,904	146,851

Balance, February 29, 2008	12,122,361	$121	$214,718	$(2,053)	$127,319	$340,105

See accompanying notes

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 29, 2008
(unaudited)

	Three Months Ended February 29, 2008	Nine Months Ended February 29, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$86,807	$148,904
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	6,483	11,360
Changes in:
Prepaid expenses	3,500	2,100
Security deposit	-0-	(7,482)
Accrued federal income tax	29,550	50,225
Deferred revenue	16,178	16,178
Payroll tax withholdings payable	-0-	(5,000)

TOTAL ADJUSTMENTS	55,711	67,381

NET CASH PROVIDED BY
OPERATING ACTIVITIES	142,518	216,285

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(32,317)	(99,520)
Currency translation adjustment	(2,672)	(2,054)

NET CASH (USED BY)
INVESTING ACTIVITIES	(34,989)	(101,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-0-	8
Additional paid in capital	-0-	83,956
Cash from stock subscriptions receivable	-0-	7,415
Payments on loan payable	(14,290)	(34,157)
Proceeds from loan payable	10,885	28,272

NET CASH PROVIDED BY (USED BY)
FINANCING ACTIVITIES	(3,405)	85,494

NET INCREASE IN CASH AND
CASH EQUIVALENTS	104,124	200,205

CASH AND CASH EQUIVALENTS - BEGIN OF PERIOD	218,756	122,675

CASH AND CASH EQUIVALENTS - END OF PERIOD	$322,880	$322,880

See accompanying notes

NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2008
 (unaudited)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

SupportSave Solutions, Inc. was incorporated in Nevada on May 2, 2007, and provides offshore business process outsourcing, or BPO, services from an outsourcing center through its wholly-owned subsidiary of the same name, which was incorporated in the Philippines on October 17, 2006 and operates in the Philippines.  Both the parent and its subsidiary are hereinafter referred to as “the Company”.

The consolidated financial statements of the Company include the accounts of the parent company and its wholly-owned Philippines subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

C.	Deferred Revenue

Deferred revenue represents advances received on services to be rendered for the period subsequent to February 29, 2008.

D.	Income Taxes

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

Continued…

    NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2008
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Foreign Currency Translation

The functional currency of the Company is the United States Dollar.  The financial statements of the Company’s Philippine operations are translated to U.S. dollars using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses.  Capital accounts are translated at their historical exchange rates when the capital transaction occurs.  Net gains and losses resulting from foreign exchange translations are included in the statements of operations and changes in stockholders’ equity as other comprehensive income (loss).  As of February 29, 2008, the translation adjustment was not material.

F.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

G.	Recently Issued Accounting Guidance

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operation, financial position or cash flow.

3.	LOAN PAYABLE - OFFICER

The Company has loans payable to an officer in the amount of $12,014.  The note is non-interest bearing, due on demand, and is unsecured.

4.	OPERATING LEASES

The Company leases its facility in Cebu, Philippines at the rate of approximately $2,000 per month.  The lease was for a term of one year and expired on August 26, 2007 and was on a month-to-month basis.  The Company began leasing a new facility in Cebu, Philippines on December 1, 2007 and terminated the month-to-month lease on its prior facility at that time.  The new lease is for 5 years at the rate of approximately $3,750 per month.  The Company also operates an administrative office in Troy, Michigan.  The office facilities are provided at no charge by a friend of an officer of the Company.  The Company also leases an office in Alamo, California.  The office facilities are provided at no charge by a client of the Company.  There can be no assurances that the facilities will continue to be provided at no charge in the future.

Continued…

NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2008
(unaudited)

OPERATING LEASES (continued)

Future annual payments due under operating leases at February 29, 2008 can be summarized as follows:

February 29, 2009	$45,000
February 28, 2010	45,000
February 28, 2011	45,000
February 28, 2012	45,000
February 29, 2013	33,750
Total	$213.750

5.	CONCENTRATION OF CREDIT RISK

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

Our Facilities

From our inception in May of 2007, we have continued executing our strategy to aggressively grow our business while continuing to optimize capacity of our existing facility. We began operations at our interim facility in Cebu, Philippines. This was a 5,000 sq. ft facility with 125 seats (workstations) for our dedicated employee services. However, in the first three quarters of 2007, we completed the build-out of our primary facility in the Philippines and transitioned operations from our interim facility that we had leased pending completion of the new site. Our new 9,000 sq. ft. primary facility is able to accommodate 326 workstations for our dedicated employee services.  This expanded facility can accommodate 400-600 employees; depending upon utilization needs, we are able to operate 24 hours per day, 7 days per week.  This is nearly three times the previous location’s capacity.  The lease on our new facility is for 5 years at the rate of approximately $3,750 per month.

Furniture and desktop technology continue to be added to this new facility as necessary to establish production seats to meet client demands.

We plan to reach capacity at our current center within the next 3-6 months, to address this have acquired additional space within our current building to accommodate an additional 100 seats (workstations) We will seek additional capacity through additional centers to meet excess demand. Our goal is to have 2-3 centers of similar size fully operational within 9 months.

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

As of February 29, 2008, we had approximately 200 of the 326 workstations operating in our new facility.  This quarter alone, we increased our full-time employee count by about 72% and have a backlog of potential employees to select from. We plan to hire additional employees as needed until we reach capacity, at which point we will look to acquire space for further expansion.

We installed a remotely viewable camera system that allows our clients to watch their “dedicated employee” working live with 8 full color cameras viewable from our website. We believe this provides significant value to our clients and potential clients in adding a visual aspect to our services.

Sales and Marketing

Our sales and marketing support group is and will continue to be responsible for increasing the awareness of our services in the marketplace and generating meetings with prospective clients through leads, sales calls, membership in industry associations, web-based marketing, public relations activity, attendance at trade shows and participation in industry conferences and events. We market our services through our website at www.SupportSave.com.

We have thus far marketed our services through our website, online advertising and direct contact via email. In the next 12 months, our plan is to continue to expand our indirect channels through resellers, partners and affiliates. This allows us to greatly reduce our sales and marketing expense while broadening our reach. Under our current model our resellers mark up our price and keep the difference, our margins are not impacted and our volume is increased through resellers.

We have also formulated a plan to reduce exposure to risk of currency fluctuations and weakness in the US dollar through non-deliverable forward contracts. We hope to implement this plan in the next six months.

Research and Development

We will not be conducting any product research or development during the next 12 months.

Results of Operations for the three and nine months ended February 29, 2008

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

Our revenue reported for the three months ended February 29, 2008 was $338,540.  Our revenue reported for the nine months ended February 29, 2008 was $672,861. During all periods mentioned, all revenue generated was attributable to the sale of our BPO services.

Returns and Allowances are refunds for services not provided.  Returns and allowances for the three months ended February 29, 2008 amounted to $5,631, and $14,733 for the nine months ended August 31, 2007.

Our revenue less returns and allowances is our Total Revenue.  Total Revenue for the three months ended November 30, 207 was $332,909.  Total Revenue for the nine months ended February 29, 2008 was $658,128.

Our operating expenses for the three months ended February 29, 2008 was $218,171.  Our operating expenses for the nine months ended February 29, 2008 were $461,487.

Other income (expense) consists of interest from cash balances on deposit at a financial institution and Federal income tax expenses. We reported interest income of $1,619 and $2,488 for the three and nine months ended February 29, 2008 and Federal income tax of $29,550 and $50,225 for the same periods, resulting in Net income of $86,807 and $148,904 for the three and nine months ended February 29, 2008.

Liquidity and Capital Resources

As of February 29, 2008, we had total current assets of $322,880, consisting entirely of cash and cash equivalents. Our total current liabilities as of February 29, 2008 were $78,417. Thus, we had working capital of $244,463 as of February 29, 2008.

Operating activities provided $142,518 and $216,285 in cash for the three months and nine ended February 29, 2008, respectively. Our net incomes of $86,807 and $148,904 for those periods were the primary components of our positive operating cash flows. Cash flows used by investing activities during the three and nine months ended February 29, 2008 were $34,989 and $101,574 for the purchase of property and equipment combined with a currency translation adjustment. Cash flows used by financing activities during the three months ended February 29, 2008 was $3,405, consisting payments and proceeds associated with loans. Cash flows provided by financing activities during the nine months ended February 29, 2008 was $85,494, consisting mainly of proceeds from the issuance of common stock in the amount of $83,964 and proceeds from a loan of $28,272 offset by payments on loans in the amount of $34,157.

Currently, our primary source of liquidity is cash flows provided by our operations. We will not require additional capital to execute our plan, unless we expand into additional facilities or grow through the acquisition of complementary businesses. Our current cash flows from operations are sufficient to meet our working capital requirements over the next 12 months.

Off Balance Sheet Arrangements

As of February 29, 2008, there were no off balance sheet arrangements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 29, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Christopher Johns, and our Chief Financial Officer, Ms. Marie Tagoc.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 29, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended February 29, 2008.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended February 29, 2008.

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

SUPPORTSAVE SOLUTIONS, INC.

Date:	April 10, 2008

BY: /s/CHRISTOPHER JOHNS Christopher S. Johns, President and Principal Executive Officer. BY: /s/MARIE TAGOC Marie Saycon Tagoc, Treasurer, Principal Financial Officer and Principal Accounting Officer