Form 10-K
period 2008-05-31
SupportSave Solutions Inc
filed 2008-08-26
CIK 1401475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2008
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number: 333-143901

SupportSave Solutions, Inc.
(Exact name of registrant as specified in its charter)
Nevada	98-0534639
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1451 Danville Blvd., Suite 201 Alamo, CA	94501
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (925) 304-4400
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]       No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]       No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,379,534 as of November 30, 2007.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  12,655,198 as of May 31, 2008.

 PART I
Item 1.   Business

Overview

Business Process Outsourcing

We provide offshore business process outsourcing, or “BPO,” services which we deliver primarily to U.S.-based clients from our facilities in the Philippines. BPO services involves contracting with an external organization to take primary responsibility for providing a business process or function, such as customer management, transcription and captioning, processing services, human resources, procurement, logistics support, finance and accounting, engineering, facilities management, information technology and training. These customer care services and solutions are provided by our skilled customer service representatives to small and mid-sized companies in the healthcare, communication, business services, financial services, publishing, and travel and entertainment industries.

Current Trends in Customer Management

The scope of customer management outsourcing will consist of complex and varied customer management services capable of duplicating and enhancing all of the functionality of a client's internal customer service team. The delivery platform is planned to be an advanced technology and require customized training programs tailored to each client’s needs, systems and technology. Companies are now focused on optimizing their brands through improved customer management and increasing the value of their customer relationships by encouraging the purchase of higher value, additional or complementary products and services. At the same time, global competition, pricing pressures and rapid changes in technology make it increasingly difficult for companies to cost-effectively maintain the in-house personnel and infrastructure necessary to handle all of their customer management needs. We believe these trends, combined with rapidly expanding consumer use of alternative communications, such as the Internet, e-mail, fiber optic telecom and Voice over Internet Protocol, or VoIP, have allowed providers of outsourced customer management services to satisfy clients’ needs in an efficient and cost-effective manner.

We believe that the majority of customer management services that could be outsourced are still performed in-house, representing a significant opportunity for us. In addition, we believe the following factors will continue to influence companies to outsource their business processes, including their customer management functions:

▪	significant cost benefits;

▪	best practices in leveraging learned experiences across multiple clients in an efficient and effective manner, particularly within the client' s specific industries;

▪	the importance of professionally managed customer communications to retain and grow customer relationships;

▪	the ability to free available resources and management to focus on developing core products and services;

▪	the use of highly skilled professionals by the outsourcing industry;

▪	the extensive and ongoing staff training and associated costs required for maintaining in-house technical support and customer service solutions; and

▪	the ability to avoid capital requirements for the sophisticated communications technology needed to provide timely, high quality customer service.

Offshore Delivery of BPO Services

According to Gartner, an international research firm, the offshore BPO market is projected to grow from $6.4 billion to $42.9 billion from 2005 to 2009. We believe that, to attain high quality BPO services at a lower cost, many companies are moving selected front-and back-office processes to providers with offshore delivery capabilities. In recent years, fiber optic telecommunications have become widely available at affordable rates. At the same time, we believe offshore providers have become more accepted by businesses in the U.S. and continue to grow in recognition and sophistication. As a result, a large number of BPO services companies have established offshore operations or operate exclusively offshore. Potential clients, in requests for proposals, frequently require significant detail about offshore delivery capabilities.

India currently accounts for the largest share of the offshore BPO market; however, the offshore industry is expanding beyond India to countries such as the Philippines, Costa Rica, China and Russia. We believe the Philippines has emerged as an attractive alternative to India as a destination for offshore outsourcing services, particularly BPO services that require complex, value-added voice interactions in English.

Competitive Strengths

We believe the following competitive strengths have allowed us to successfully create a sustainable and scalable position as a leading offshore BPO services provider.

Offshore Delivery Model

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

Deep Industry Expertise with a Focus on Developing Collaborative Client Relationships

Our industry-focused sales and client structure allows our staff to focus on specific industries, and acquire a thorough understanding of our clients’ business issues and customer needs. As a result, we have developed substantial expertise in the key industries where we do business, which require complex customer management services. By collaborating with our clients on training programs and integrating our processes, IT and reporting systems, we develop long-term strategic relationships.

Sales and Service Delivery Effort Focused on Every Step of the Customer Interaction

We have focused on providing cost-effective solutions that maximize the quality of every customer interaction and generate incremental revenues for our clients by up-selling and cross-selling additional products and services. In addition, we focus on customer retention for our clients. Through emphasis on customer satisfaction and incremental revenue generation, we promote the sale of our clients' products and services, strengthen their relationships with their customers and increase the likelihood of repeat sales.

Attractive Employment Culture

We have corporate culture that enables us to attract and retain talented professionals. We will have an extensive recruiting network to attract high quality talent, primarily from universities, throughout the Philippines. We offer a broad range of programs for enhancing employee retention and encouraging career development, including creating rewards and recognition for performance, stressing professional development through continuing education, offering attractive compensation and comprehensive benefits packages and encouraging open communication between employees and management.

Services

Customer Management Services

We offer a wide range of customer management services to our clients. We have developed a consulting services group dedicated to designing and customizing services for each client. Our consulting services group collaborates with each client to ensure their solution is both successfully deployed and specific to their business needs and requirements. We partner with each client to design, deploy and maintain efficient, integrated services between our technology infrastructure and our clients’ systems. We address our clients’ service strategies, anticipated volume and service levels, reporting and analytical requirements, networking and security, back-end system integration, and training and staffing needs.

Our fee arrangements are customized for each client on a case-by-case basis and depend on a variety of factors, including the types and complexity of services we render for the client, service level requirements, the number of personnel assigned to provide the services, the complexity of training our personnel to provide the services and the information technology and telecommunications requirements necessary to render the services. Our customer management fees generally consists of a flat monthly rate per full-time dedicated employee and implementation fees, including charges for installing and integrating new clients into our telecommunications, information technology and client reporting structure.

We provide the following types of customer management services through multiple integrated communications channels:

▪
Customer service. Our customer service support services is initiated by inbound calls and e-mail from our clients’ customers and addresses a wide range of questions regarding their account billing, changes in services, reservation changes, delivery updates on goods or services, complaint and issue resolution and general product or service inquiries.

▪
Inbound sales. We handle inbound calls from customers purchasing products and services from our clients, including travel reservations, telecommunications services, Internet services and consumer products and services. Our staff is trained to identify opportunities to sell other products and services offered by our clients. We believe for some clients, an important aspect of our sales activity includes seeking to retain customers who are at risk for cancellation or defection.

▪
Technical support. Our technical support services includes handling troubleshooting calls, responding to software and hardware problems, providing support for Internet service problems, managing corporate help desks and providing warranty or post-warranty support.

▪
Direct response sales services. Our direct response services is designed to involve handling inbound telephone orders or inquiries for clients in the direct marketing industry, including those calls received in response to print advertisements, infomercials and other electronic media. Our staff answers questions and processes orders for the purchase of our clients’ products or services and identifies opportunities to sell other products and services.

▪
Accounts Receivable Management Services. We provide services to collect consumer receivables in the financial services, telecommunications and utilities industries. We manage receivables that have already been written off by the creditor and also manage receivables that are past due but have not yet been written off by our clients.

Our reporting and analytical system plays an important role in the customer management services we provide. Our system captures and analyzes data received through multiple communications channels and generates client-specific interaction reports on an hourly, daily, weekly and monthly basis. These reports are accessible to our clients through our web-based and secure reporting portal that offers our clients access to data generated through customer management interactions and allows them to analyze the customer interaction database, which includes all e-mail and live web chat transcripts for feedback on the types of questions raised by customers. The system also provides historical trend information to help clients monitor the volume and effectiveness of our interactions with their customers, including revenue generation.

Other BPO Services

We also provide a broad range of additional BPO services, including credit application processing, mortgage processing, title searches and data verification, which consists of verifying an individual's credit, employment, identity or other borrower information. Additionally, we conduct product and fraud detection, manage refunds, warranties and applications, and conduct preparations for serving legal papers. These services are also offered during the Philippine daytime (U.S. nighttime), which allows us to leverage an existing base of skilled professionals and infrastructure and should allow us to improve our return on invested capital.

Clients

We provide customer management services to companies in a variety of industries, and will continue developing long-term strategic outsourcing relationships with clients in these industries because of the volume of customer interactions, complexity of services, anticipated growth of their market segments and increasing need for high quality and cost-effective customer management services. We believe our clients benefit from our customer management experience, industry expertise, technical infrastructure and trained professionals. By outsourcing their customer management to us, our clients entrust us with an important aspect of their business, and can focus on their core competency.

Delivery Platform

We deploy a customized information technology infrastructure to efficiently and securely deliver our services. Our redundant systems reduce the risk of data loss and transmission failure and allow us to quickly scale to meet increased demand. Key components of our infrastructure include the following.

▪
Architecture. Our data center is located in the Philippines and is designed to facilitate rapid expansion and consistency in delivering services. This allows us to quickly and efficiently handle additional volume and services for our new and existing clients and to expand our outsourcing network.

▪
Robust data security. We use several layers of information security protection, including applications and devices designed to prevent unauthorized access to data residing in our systems and aggressive monitoring of audit trails at application and network layers. All outside connections to our network pass through a sophisticated security system that is supported by multiple firewalls. Data access to client systems is protected by security measures. We constantly monitor the network for attacks by potential hackers. As required by our clients, we apply best practices to prevent our professionals from copying or transmitting customer data.

▪
Dedicated telecommunications network. We design and deploy a dedicated telecommunications system which enables us to securely route multi-channel communications between the United States and the Philippines. Our system transmits communications traffic with minimal latency and high quality over a private network leased from major telecommunications providers. Our lease agreements with these providers generally provide for annual terms and fixed fees based on the levels of capacity dedicated to our usage.

▪
Integrated customer communications channels. We provide customer management services through multiple communications channels, including inbound telephone calls, e-mail and webchats. Our customer staff is trained to offer services through each of these communications channels. Our customer interaction systems are integrated with our workforce management system, which is used to manage optimal staffing and service levels. These systems are all linked to a proprietary reporting system that is updated hourly for all interactions occurring in our outsourcing centers. This provides our clients with a single view of all interactions between our staff and customers.

▪
24/7 client helpdesk. We provide a helpdesk staffed 24/7, which offers our clients complete coverage in the event of any system issues. We established standardized procedures to identify, track, categorize and prioritize inquiries by order of importance to our clients. We also operate an information technology calling tree which allows us to escalate issues up the personnel chain of command as the situation warrants.

▪
Quality assurance. We use quality management software to monitor service level compliance and randomly sample customer interactions. The system is configured for voice, data and computer screen capture to record the total customer experience and provide live monitoring and playback via a web browser from any location.

Sales and Marketing

We market our services through our independent resellers and affiliates, as well as directly though direct company marketing activities.

Sales and Marketing Support

Our sales and marketing support group are responsible for increasing the awareness of our services in the marketplace and generating meetings with prospective clients through leads, sales calls, membership in industry associations, web-based marketing, public relations activity, attendance at trade shows and participation in industry conferences and events.

Employees

Currently we have approximately 200 employees, consisting primarily as dedicated agents working directly for clients. Of the 200 employees approximately 14 are considered admin or operational, which include payroll, HR and IT staff as well as supervisors and management. We count our employees using a FTE methodology (Full-time equivalent) which means 2 part-time employees would be counted as one, and an employee with a standard 60 hour work week would be counted as 1.5, approximately 90% of our employees work a U.S. standard 40 hour work week.

Hiring and Recruiting

We recognize that our staff will be critical to the success of our business as a majority of our support and service efforts involve direct interaction with customers. We believe the tenure and productivity of our staff will be directly related. Attracting, hiring, training and retaining our staff are major areas of focus. We believe that we pay our professionals competitive wages.

Competition

We will encounter aggressive competition in all areas of our business activities. We believe that the principal competitive factors in our business include the ability to:

▪	provide high quality professionals with strong customer interaction skills, including English language fluency with minimal accents;

▪	offer cost-effective pricing of services;

▪	deliver value-added and reliable solutions to clients;

▪	provide industry specific knowledge and expertise;

▪	generate revenues for clients;

▪	secure our client's confidential data; and

▪	provide a technology platform that offers a seamless customer experience.

We believe that we can compete effectively on all of these factors. In providing outsourcing services to U.S.-based clients, we believe the location from which services are performed is also a competitive factor. U.S. companies may use domestic providers of outsourcing services or keep additional work in-house, despite the additional cost savings available through offshore providers of these services.

The global BPO services companies with whom we compete include both offshore and U.S.-based companies. These offshore companies may be based in locations such as India, the Philippines, South America, China, Latin America, the Caribbean, Africa or Eastern Europe. We have positioned ourselves as a Philippine-based outsourcing provider, with high quality service offerings and a college-educated workforce attuned to U.S. culture, and with an emphasis on lower cost structure and revenue generation for our clients.

In customer management services, our principal competitors will include publicly traded U.S. companies IBM Global Services, PeopleSupport, Inc., Sykes Enterprises, Convergys Corporation, West Corp., WNS Global Services, Accenture, ExlService Holdings, Inc. and TeleTech Holdings. Privately held competitors include eTelecare International, ClientLogic, Qualfone and Innodata. In addition to our direct competitors, many companies choose to perform some or all of their customer service, technical support, collections and back-office processes internally. Their employees provide these services as part of their regular business operations. Some companies have moved portions of their in-house customer management functions offshore, including to offshore affiliates. We believe our key advantage over in-house business processes is that we will give companies the opportunity to focus on their core products and services while we focus on the specialized function of managing their customer relationships, transcriptions and captioning and additional back-office services.

Regulation

Federal, state and international laws and regulations impose a number of requirements and restrictions on our business. For example, our accounts receivable management services are subject to the Fair Debt Collection Practices Act, which imposes numerous restrictions and obligations on our debt collection practice. Additionally, many states require a debt collector to apply for, be granted and maintain a license to engage in debt collection activities within the state. There are state and federal consumer protection laws that apply to our customer management services business, such as laws limiting telephonic sales or mandating special disclosures, and laws that apply to information that may be captured, used, shared and/or retained when sales are made and/or collections are attempted. State and federal laws also impose limits on credit account interest rates and fees, and their disclosure, as well as the time frame in which judicial actions may be initiated to enforce the collection of consumer accounts. There are numerous other federal, state, local and even international laws and regulations related to, among other things, privacy, identity theft, telephonic and electronic communications, sharing and use of consumer information that apply to our business and to our employees' interactions and communications with others. For example, the Federal Trade Commission's Telemarketing Sales Rule applies a number of limitations and restrictions on our ability to make outbound calls on behalf of our clients and our ability to encourage customers to purchase higher value products and services on inbound calls. Similarly, the Telephone Consumer Protection Act of 1991, which among other things governs the use of certain automated calling technologies, applies to calls to customers. Many states also have telemarketing laws that may apply to our business, even if the call originates from outside the state. Additionally, some of the laws directed toward credit originators, such as the Truth in Lending Act and the Fair Credit Billing Act, can affect our operations because our receivables were originated through credit transactions. These laws, among others, may give consumers a legal cause of action against us or may limit our ability to recover amounts owed with respect to the receivables.

Federal and state regulators are empowered to examine and take enforcement actions for violations of these laws and regulations or for practices, policies or procedures they deem non-compliant, unfair, unsafe or unsound. Moreover, lawsuits may be brought by appropriate regulatory agencies, attorneys general and private parties for non-compliance with these laws and regulations. Accordingly, a failure to comply with the laws and regulations applicable to our business could have a material adverse effect on us.

New consumer protection and privacy protection laws or regulations are likely to impose additional requirements on the enforcement of and recovery on consumer credit card or installment accounts, telephonic sales, Internet communications and other portions of our business. We cannot ensure that some of the receivables were not established as a result of identity theft or unauthorized use of credit and, accordingly, we will not be able to recover the amount of these and other defaulted consumer receivables. As a purchaser of defaulted consumer receivables, we may acquire receivables subject to legitimate defenses on the part of the consumer. In general, our account purchase contracts allow us to return to the debt seller certain defaulted consumer receivables that may not be collectible, due to these and other circumstances. Upon return, the debt sellers are required to replace the receivables with similar receivables or repurchase the receivables. These provisions limit, to some extent, our potential losses on such accounts.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

Our Executive Offices

Our principal executive offices are located at 1451 Danville Blvd., Suite 201
Alamo, CA 94501. Our mailing address is the same. Our telephone number is (925) 304-4400. During the fiscal year, Jon Cerrito, a friend of our president, Christopher Johns, allowed us to use approximately 144 square feet of space at this commercial office space for our operations. Jon Cerrito did not charge us for the use of the space, and we are no longer using this space.

Our Facilities

From our inception in May of 2007, we have continued executing our strategy to aggressively grow our business while continuing to optimize capacity of our existing facility. We began operations at our interim facility in Cebu, Philippines. This was a 5,000 sq. ft facility with 125 seats (workstations) for our dedicated employee services. However, in the first three quarters of 2007, we completed the build-out of our primary facility in the Philippines and transitioned operations from our interim facility that we had leased pending completion of the new site. Our new 9,000 sq. ft. primary facility is able to accommodate 326 workstations for our dedicated employee services.  This expanded facility can accommodate 400-600 employees. Depending upon utilization, we are able to operate 24 hours per day, 7 days per week.  This is nearly three times the previous location’s capacity.  The lease on our new facility is for 5 years at the rate of approximately $3,750 per month.

Furniture and desktop technology continue to be added to this new facility as necessary to establish production seats to meet client demands.

During this year we also secured another 4000 Sq Ft of lease in our current building, the space is still under build out and we expect it to be usable by our second quarter.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the quarter ended May 31, 2008.
PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “SSVE.OB.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending May 31, 2008
Quarter Ended	High $	Low $
May 31, 2008	.97	.45
February 29, 2008	.76	.3
November 30, 2007	.8	0
August 31, 2007	0	0

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of May 31, 2008, we had 12,655,198 shares of our common stock issued and outstanding, held by 259 shareholders of record.

Dividends

The Company has not declared, or paid, any cash dividends since inception and does not anticipate declaring or paying a cash dividend for the foreseeable future.

Nevada law prohibits our board from declaring or paying a dividend where, after giving effect to such a dividend, (i) we would not be able to pay our debts as they came due in the ordinary course of our business, or (ii) our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the rights of any creditors or preferred stockholders.

Recent Sales of Unregistered Securities

During the year ended May 31, 2008, we completed a private placement of 460,249 shares of our common stock to investors for gross proceeds of $161,074.70. The shares were issued to the Subscriber pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation S of the Securities Act of 1933 (“Regulation S”) on the basis that the Subscriber represented that they were not a “US Person” as such term is defined in Regulation S. The proceeds of the offering are intended to be used for working capital.

During the year ended May 31, 2008, we completed a private placement of 99,999 shares of our common stock to investors at a price of $0.30 per share for gross proceeds of $29,999.70. The shares were issued to the Subscriber pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D of the Securities Act of 1933. The proceeds of the offering are intended to be used for working capital.

During the year ended May 31, 2008, we issued 345,350 shares of our common stock employees as compensation for their services. These shares were issued pursuant to Section 4(2) and/or Regulation S of the Securities Act.

During the year ended May 31, 2008, we issued 441,997 shares of our common stock vendors as compensation for their services. These shares were issued pursuant to Section 4(2) and/or Regulation S of the Securities Act.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Operation in the Next Twelve Months

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

We plan to reach capacity at our current center within the next 3-6 months, to address this have acquired additional space within our current building to accommodate an additional 100 seats (workstations) We will seek additional capacity through additional centers to meet excess demand. Our revised goal is to have 2 centers of similar size fully operational within 9-12 months, while also seeking strategic acquisitions to further our revenue and profit growth.

Our Service Representatives

As of May 31, 2008, we had approximately 210 of the 326 workstations operating in our new facility. We increased our full-time employee count by 5% and have a backlog of potential employees to select from. We plan to hire additional employees as needed until we reach capacity, at which point we will look to acquire space for further expansion.

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

We have also formulated a plan to reduce exposure to risk of currency fluctuations and weakness in the US dollar through non-deliverable forward contracts. We hope to implement this plan in the next six months. During the fiscal year we executed Non-deliverable forward contracts between the USD and the Philippine Peso to protect our business and clients from further weakness in the US Dollar.

Research and Development

We will not be conducting any product research or development during the next 12 months.

Results of Operations for the year ended May 31, 2008

There is limited historical financial information about us upon which to base an evaluation of our performance. We were formed in May 2007 and do not have data to compare to the year ended May 31, 2008. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services, as well as continued weakness in the U.S. Dollar.

To become more profitable and competitive, we have to attract more clients, sell our services and generate more revenues.

Our revenue reported for the year ended May 31, 2008 was $1,005,863.  Our revenue generated was attributable to the sale of our BPO services.

Returns and allowances are refunds for services not provided.  Returns and allowances for the year ended May 31, 2008 amounted to $16,093.

Our revenue less returns and allowances is our total revenue.  Total revenue for the year ended May 31, 2008 was $989,770.

Our operating expenses for the year ended May 31, 2008 was $1,378,788.

We had other income of $30,631 for the year ended May 31, 2008.  Other income (expense) consists of interest from cash balances on deposit at a financial institution, gains on sale of common stock of APAC customer services (NASDAQ: APAC). We began accumulating common shares on the open market as we were seeking a strategic alliance with this competitor, however nothing materialized and we exited our position with a gain of $32,913. We also had losses from currency hedging transactions. We reported interest income of $3,543 and a loss from currency hedging transactions of $5,825 the year ended May 31, 2008.

We had a net loss of $358,387 for the year ended May 31, 2008. All of this loss is attributed to our policy of aggressively issuing shares to employees, vendors and investors, which we intend to severely curtail during this coming fiscal year as we focus on profitability and meeting listing qualification of the NASDAQ. We have been operating with a positive cash flow since inception and our cash position as consistently increased quarter over quarter.

Liquidity and Capital Resources

As of May 31, 2008, we had total current assets of $444,802, consisting mostly of cash and cash equivalents in the amount of $436,719. Our total current liabilities as of May 31, 2008 were $28,446. Thus, we had working capital of $416,356 as of May 31, 2008.

Operating activities used $325,111 in cash for the year ended May 31, 2008. Our net loss of $358,387 for that period was the primary component of our negative operating cash flow. Cash flows used by investing activities during the year ended May 31, 2008 was $140,910 for the purchase of property and equipment combined with a currency translation adjustment. Cash flows provided by financing activities during year ended May 31, 2008 was $780,064, consisting mainly of proceeds from the issuance of common stock in the amount of $790,536 and proceeds from a loan of $28,272 offset by payments on loans in the amount of $46,172.

Currently, our primary source of liquidity is cash flows provided by our operations. We will not require additional capital to execute our plan, unless we expand into additional facilities or grow through the acquisition of complementary businesses. Our current cash flows from operations are sufficient to meet our working capital requirements over the next 12 months.

Off Balance Sheet Arrangements

As May 31, 2008, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2008. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of May 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of May 31, 2008 and their present positions.

Name	Age	Position Held with the Company
Christopher Johns	30	President, Principal Executive Officer, and Director
Aina Mae Dumlao-Johns	22	Secretary and Director
Michael Palasick	39	Treasurer, Principal Financial Officer, Principal Accounting Officer

Set forth below is a brief description of the background and business experience of executive officers and directors.

Christopher Johns

Since May 2, 2007, Christopher Johns have been our President and Chief Executive Officer. From November 2004 to present Mr. Johns was involved in sales and management of SupportSave Management Solutions, a business owned by his wife, Aina Mae Dumlao-Johns. Support Save Management Solutions is engaged in the same line of business. From January 2003 to November 2004, Mr. Johns managed CallOnThe.Net and CheapTalk Phone cards which operated from Malaysia and Thailand and focused on sales of telecommunications services in developing markets in Asia, Africa and the Middle East. From early 2001 to January 2003, Mr. Johns managed an E-Commerce website from Venezuela that focused on the sales of "As Seen On TV" fitness products to the worldwide market.

Aina Mae Dumlao-Johns

Since May 2, 2007, Aina Mae Dumlao-Johns has been our secretary and a member of the board of directors. Since November 2004, Ms. Dumlao-Johns has been owner of Support Save Management Solutions, a business located in the Philippines.  Support Save Management Solutions is engaged in the same business we are engaged in. From June 2001 to May 2005, Ms. Dumlao-Johns was a student at the University of the Philippines, Diliman.

Michael Palasick

Since May 12, 2008, Michael Palasick has been our Chief Financial Officer.  Mr. Palasick’s experiences are in banking and capital markets.  Mr. Palasick is Principal of US Refund Consulting, LLC, a mortgage consulting firm based in Denver, Colorado.  He holds an MBA in Finance from the University of Tampa.

Family Relationships

Except for Christopher Johns and Aina Mae Dumlao-Johns, who are married, there are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past five years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee.  The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time.  We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes.

For the fiscal year ending May 31, 2008, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended May 31, 2008 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Code of Ethics

As of May 31, 2008, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended May 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christopher Johns, President Principal Executive Officer and Director	2008 2007	8000 0	0 0	0 0	0 0	0 0	0 0	6000 0	14,000 0
Aina Mae Dumlao-Johns, Secretary and Director	2008 2007	8000 0	0 0	0 0	0 0	0 0	0 0	6000 0	14,000 0
Michael Palasick, Chief Financial Officer	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Marie Sycon Tagoc, Former Chief Financial Officer	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

We do not have any written or oral agreements with any officer or director at this time, both Christopher Johns, CEO and Aina Johns are paid 30,000PHP per month (approx $681) plus a housing of approximately $1000 a month ($500 each), both are employed full-time at our center in the Philippines where this amount of compensation is both adequate and fair due to local cost of living standards. If officers were required to relocated to the U.S. this compensation would be increased considerably higher to reflect market conditions.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of May 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Christopher Johns, President Principal Executive Officer and Director	-	-	-	-	-	-	-	-	-
Aina Mae Dumlao-Johns, Secretary and Director	-	-	-	-	-	-	-	-	-
Michael Palasick, Chief Financial Officer	-	-	-	-	-	-	-	-	-
Marie Sycon Tagoc, Former Chief Financial Officer	-	-	-	-	-	-	-	-	-

Compensation of Directors

We do not compensate our directors for their service at this time.

Stock Option Plans

We did not have a stock option plan in place as of May 31, 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 31, 2008 certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Title of Class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock (1)
Common Stock	Christopher Johns #1 JL Compound White Hills, Cebu Philippines	5,000,000	39.5%
Common Stock	Aina Mae Dumlao-Johns #1 JL Compound White Hills, Cebu Philippines	5,000,000	39.5%
Common Stock	Michael Palasick 14204 Harvington Dr. Huntersville NC 28078.	0	0%
Common Stock	All Officers and Directors as a Group (two persons)	10,000,000	79%

(1)	The percent of class is based on 12,655,198 shares of common stock issued and outstanding as of May 31, 2008

The persons named above have full voting and investment power with respect to the shares indicated.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

As of the date of this annual report, our common stock is traded on the OTC Bulletin Board (the “Bulletin Board”).  The Bulletin Board does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended May 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2008	$12,150	$0	$0	$0
2007	$2800	$0	$0	$0

PART IV
Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Consolidated Balance Sheets as of May 31, 2008 and 2007
F-3	Consolidated Statements of Operations for the years ended May 31, 2008 and 2007
F-4	Consolidated Statement of Stockholders’ Equity for the period from inception (May 2, 2007) to May 31, 2008
F-5	Consolidated Statements of Cash Flows for years ended May 31, 2008 and 2007
F-6	Notes to Consolidated Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent from Maddox Ungar Silberstein, PLLC
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 20, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPPORTSAVE SOLUTIONS, INC.
By: /s/ Christopher S. Johns Christopher S. Johns President, Chief Executive Officer, and Director August 11, 2008

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Aina Mae Dumlao-Johns	By: /s/ Christopher S. Johns
Aina Mae Dumlao-Johns Secretary and Director August 11, 2008	Christopher S. Johns President, Chief Executive Officer, and Director August 11, 2008

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
SupportSave Solutions, Inc.
Troy, MI

We have audited the accompanying consolidated balance sheets of SupportSave Solutions, Inc., as of May 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SupportSave Solutions, Inc., as of May 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Maddox Ungar Silberstein, PLLC
Maddox Ungar Silberstein, PLLC

Bingham Farms, Michigan
August 19, 2008

SUPPORTSAVE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2008 and 2007

	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$436,719	$122,675
Investments in marketable securities	1,538	-0-
Accounts receivable	6,545	-0-
Stock subscriptions receivable	-0-	7,415
Prepaid expenses	-0-	2,100
Total Current Assets	444,802	132,190

Property and equipment, net	107,781	-0-

OTHER ASSETS
Security deposit	7,482	-0-

TOTAL ASSETS	$560,065	$132,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,713	$5,000
Loan payable-officer	-0-	17,900
Deferred revenue	17,733	-0-
Total Current Liabilities	28,446	22,900

STOCKHOLDERS’ EQUITY
Common stock, $.00001 par value, 100,000,000 shares authorized , 12,655,198 and 11,307,603 shares issued and outstanding at May 31, 2008 and 2007, respectively	126	113
Additional paid in capital	921,298	130,762
Cumulative translation adjustment	(9,833)	-0-
Accumulated deficit	(379,972)	(21,585)
TOTAL STOCKHOLDERS’ EQUITY	531,619	109,290

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$560,065	$132,190

The accompanying notes are an integral part of the financial statements

SUPPORTSAVE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2008 and 2007

	2008	2007
REVENUE
Sales	$1,005,863	$-0-
Less: returns and allowances	(16,093)	-0-

TOTAL REVENUE	989,770	-0-

EXPENSES
Operating expenses	1,378,788	21,585

OPERATING LOSS	(389,018)	(21,585)

OTHER INCOME (EXPENSE)
Interest income	3,543	-0-
Gain on sale of investments	32,913	-0-
(Losses) from currency hedging transactions	(5,825)	-0-
Federal income tax	-0-	-0-

TOTAL OTHER INCOME (EXPENSE)	30,631	-0-

NET LOSS BEFORE PROVISION FOR FEDERAL INCOME TAX	(358,387)	(21,585)

PROVISION FOR FEDERAL INCOME TAX	0	0

NET LOSS	$(358,387)	$(21,585)

NET LOSS per share: Basic and diluted	(0.03)	(0.00)

Weighted average shares outstanding: Basic and diluted	11,880,772	10,233,306

The accompanying notes are an integral part of the financial statements

SUPPORTSAVE SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AS OF MAY 31, 2008

	Common Stock		Additional Paid in	Cumulative Translation	Accumulated
	Shares	Amount	Capital	Adjustment	Deficit	Total

Beginning balance, May 2, 2007 (Date of inception)	0	$0	$0	$0	$0	$0

Issuance of common stock	11,307,603	113	130,762	0	0	130,875

Net (loss)					(21,585)	(21,585)

Balance, May 31, 2007	11,307,603	113	130,762	0	(21,585)	109,290

Issuances of common stock	1,347,595	13	790,536	0	0	790,549

Net (loss) and translation adjustment				(9,833)	(358,387)	(368,220)

Ending balance, May 31, 2008	12,655,198	$126	$921,298	$(9,833)	$(379,972)	$531,619

The accompanying notes are an integral part of the financial statements

SUPPORTSAVE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(358,387)	$(21,585)
Adjustments to reconcile net (loss) to cash provided by operating activities:
Depreciation	23,295	-0-
Changes in:
Accounts receivable	(1,538)	-0-
Stock subscriptions receivable	-0-	(7,415)
Inventory	(6,545)	-0-
Prepaid expenses	2,100	(2,100)
Security deposit	(7,482)	-0-
Account payable and accrued expenses	10,713	5,000
Deferred revenue	17,733	-0-
Payroll tax withholdings	(5,000)	-0-

NET CASH (USED IN) OPERATING ACTIVITIES	(325,111)	(26,100)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(131,076)	-0-
Currency translation adjustment	(9,834)	-0-

NET CASH (USED IN) INVESTING ACTIVITIES	(140,910)	-0-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	13	113
Additional paid in capital	790,536	130,762
Cash from stock subscriptions receivable	7,415	-0-
Payments on loan payable	(46,172)	-0-
Proceeds from loan payable-officer	-0-	17,900
Proceeds from loan payable	28,272	-0-

NET CASH PROVIDED BY FINANCING ACTIVITIES	780,064	148,775

NET INCREASE IN CASH AND CASH EQUIVALENTS	314,043	122,675

CASH AND CASH EQUIVALENTS-BEGINNING	122,676	-0-

CASH AND CASH EQUIVALENTS-ENDING	$436,719	$122,675

The accompanying notes are an integral part of the financial statements

SUPPORTSAVE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2008

1.	NATURE OF BUSINESS

SupportSave Solutions, Inc. was incorporated in Nevada on May 2, 2007, and provides offshore business process outsourcing, or BPO, services from an outsourcing center through its wholly-owned subsidiary of the same name, which was incorporated in the Philippines on October 17, 2006 and operates in the Philippines.  Both the parent and its subsidiary are hereinafter referred to as "the Company".

The consolidated financial statements of the Company include the accounts of the parent company and its wholly-owned Philippines subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Cash and Cash Equivalents

SupportSave considers all highly liquid investments with maturities of 3 months or less to be cash equivalents.

B.	Property and Equipment

Property and equipment are recorded at cost.  Depreciation is provided by straight-line and accelerated methods, over the estimated useful lives of the assets, ranging from 39 years for leasehold improvements and 5 to 7 years for furniture and equipment.  Normal expenditures for repairs and maintenance are charged to operations as incurred.

C.	Deferred Revenue

Deferred revenue represents advances received on services to be rendered for the period subsequent to May 31, 2008.

D.	Income Taxes

The Company uses an asset and liability approach to financial accounting and reporting for income taxes.  The difference between the financial statements and tax bases of assets and liabilities is determined annually.  Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income.  Valuation allowances are established, if necessary, to reduce the deferred tax assets to the amount that will more likely than not be realized.  Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax assets and liabilities.  As the Company is in its first full year of operations, there is not yet a deferred tax asset or liability.

SUPPORTSAVE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2008

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

F.	Currency Hedging Transactions

The Company's operating expenses consist primarily of salaries, payroll taxes and employee benefit costs paid to the professionals that the Company employs in the Philippines.  Since employee related costs are paid in the local currency, the Company is exposed to the risk of foreign currency fluctuations.  In an effort to try to minimize the downside risk of fluctuating currency rates, the Company has entered into foreign exchange forward contracts from time to time.  Any gains or losses from the settled and outstanding forward contracts are recorded as other income/expense in the statement of operations.

G.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

H.	Advertising Costs

The Company follows the policy of expensing advertising costs as they are incurred.

3.	STOCK ISSUANCES

The Company issued shares at various times during the year to employees and vendors for services rendered.  During the year ended May 31, 2008, 345,350 shares were issued to employees and 441,997 shares were issued to vendors for services rendered.  Accordingly, the net increase to the Company’s common stock and paid-in-capital was $599,475.  All shares issued to both employees and vendors are restricted shares per Rule 144 or Regulation S. During the year, 560,248 shares were also sold to investors, at prices ranging from $.25 to $.40 per share, for a total of $191,074.

SUPPORTSAVE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2008

4.	OPERATING LEASE

The Company leased its facility in Cebu, Philippines at the rate of approximately $2,000 per month.  The lease was for a term of one year and expired on August 26, 2007.  The Company was leasing the space on a month-to-month basis and moved out during the 2nd quarter. The Company began leasing a new facility in Cebu, Philippines on December 1, 2007.  The lease is for 5 years at the rate of approximately $3,750 per month.  The Company also operates an administrative office in Troy, Michigan.  The office facilities are provided at no charge by a friend of an officer of the Company.  The Company also leases an office in Alamo, California.  The office facilities are provided at no charge by a client of the Company.  There can be no assurances that the facilities will continue to be provided at no charge in the future.

Minimum annual rents for all leases for the next five years are as follows:

Period Through:	Amount:
May 31, 2009	$ 45,000
May 31, 2010	$ 45,000
May 31, 2011	$ 45,000
May 31, 2012	$ 45,000
May 31, 2013	$ 45,000

5.	CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at 3 financial institutions.  At May 31, 2008, the Company’s cash and cash equivalents exceeded federally insured limits by $232,613, respectively.  Of the total cash and cash equivalents, $131,511 is invested in a broker/dealer money market account.

6.	MARKETABLE SECURITIES

The Company has investments in marketable securities that are considered to be available-for-sale.  In accordance with FAS 115, the Company accounts for these at fair market value and records unrecognized gains or losses on the change in market value.  Gains and losses are recognized at the time a marketable security is sold.