Form 10-Q
period 2008-08-31
SupportSave Solutions Inc
filed 2008-10-14
CIK 1401475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

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

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,655,198 common shares as of August 31, 2008.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Our consolidated unaudited financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheet as of August 31, 2008 (unaudited) and May 31, 2008 (audited);
F-2	Consolidated Statement of Operations for the three months ended August 31, 2008 and 2007 (unaudited);
F-3	Consolidated Statement of Changes in Stockholders’ Equity for the three months ended August 31, 2008 (unaudited);
F-4	Consolidated Statements of Cash Flows for the three months ended August 31, 2008 and 2007 (unaudited);
F-5	Notes to Consolidated Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended August 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2008 (UNAUDITED) AND MAY 31, 2008 (AUDITED)

ASSETS
	August 31 (unaudited)	May 31 (audited)
CURRENT ASSETS
Cash and cash equivalents	$523,167	$436,719
Investment in marketable securities	13,242	1,538
Accounts receivable	-0-	6,545

TOTAL CURRENT ASSETS	536,409	444,802

PROPERTY AND EQUIPMENT
Furniture and equipment	151,807	131,076
Less accumulated depreciation	(34,140)	(23,295)

NET PROPERTY AND EQUIPMENT	117,667	107,781

OTHER ASSETS
Security deposits	7,482	7,482

	$661,558	$560,065

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable - trade	$8,914	$10,714
Accrued federal income tax	39,600	-0-
Deferred revenue	6,168	17,733
Loan payable - officer	1,217	-0-

TOTAL CURRENT LIABILITIES	55,899	28,447

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.00001 par value, 100,000,000 shares authorized, 12,655,198 shares issued and outstanding	126	126
Additional paid-in-capital	921,297	921,297
Cumulative translation adjustment	(12,877)	(9,833)
Retained earnings (deficit)	(302,887)	(379,972)

STOCKHOLDERS' EQUITY	605,659	531,618

	$661,558	$560,065

See accountants' report and accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2008 AND 2007
(unaudited)

	2008	2007
REVENUE
Sales	$454,460	$120,046
Less returns and allowances	(16,562)	(6,132)

TOTAL REVENUE	437,898	113,914

EXPENSES
Operating expenses	308,740	84,820

OPERATING INCOME	129,158	29,094

OTHER INCOME (EXPENSE)
Interest income	1,826	-0-
Other income	4,596	-0-
Gains/(losses) from currency hedging contracts	(18,895)	-0-
Federal income tax	(39,600)	(7,275)

TOTAL OTHER INCOME (EXPENSE)	(52,073)	(7,275)

NET INCOME	$77,085	$21,819

See accountants' report and accompanying notes.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED AUGUST 31, 2008
(unaudited)

	Common Stock		Additional Paid-in	Cumulative Translation	Retained Earning	Stockholders'
	Shares	Amount	Capital	Adjustment	(Deficit)	Equity

Balance, May 31, 2008	12,655,198	$126	$921,297	$(9,833)	$(379,972)	$531,618

Net (loss) and translation adjustment	-0-	-0-	-0-	(3,044)	77,085	74,041

Balance, August 31, 2008	12,655,198	$126	$921,297	$(12,877)	$(302,887)	$605,659

See accountants' report and accompanying notes.

SUPPORTSAVE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2008 AND 2007
(unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$77,085	$21,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,845	1,375
Changes in:
Investment in marketable securities	(11,704)	-0-
Accounts receivable	6,545	-0-
Prepaid expenses	-0-	2,100
Accounts payable	(1,800)	(4,862)
Accrued federal income tax	39,600	7,275
Deferred revenue	(11,565)	-0-

TOTAL ADJUSTMENTS	31,921	5,888

NET CASH PROVIDED BY OPERATING ACTIVITIES	109,006	27,707

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(20,732)	(27,500)
Currency translation adjustment	(3,044)	(681)

NET CASH (USED BY) INVESTING ACTIVITIES	(23,776)	(28,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash from stock subscriptions receivable	-0-	7,415
Payments on loan payable	-0-	(4,297)
Proceeds from loan payable to officer	1,217	17,387

NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES	1,217	20,505

NET INCREASE IN CASH AND CASH EQUIVALENTS	86,447	20,031

CASH AND CASH EQUIVALENTS - BEGIN OF PERIOD	436,720	122,675

CASH AND CASH EQUIVALENTS - END OF PERIOD	$523,167	$142,706

See accountants' report and accompanying notes.

SUPPORTSAVE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008

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

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended August 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

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

Deferred revenue represents advances received on services to be rendered for the period subsequent to August 31, 2008.

SUPPORTSAVE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.	Income Taxes

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

F.	Currency Hedging Contract Transactions

The Company's operating expenses consist primarily of salaries, payroll taxes and employee benefit costs paid to the professionals that the Company employs in the Philippines.  Since employee related costs are paid in the local currency, the Company is exposed to the risk of foreign currency fluctuations.  In an effort to try to minimize the downside risk of fluctuating currency rates, the Company has entered into foreign exchange forward contracts.  Any gains or losses from the settled and outstanding forward contracts are recorded as Other income/expense in the Statement of operations.

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

SUPPORTSAVE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008

2.	MARKETABLE SECURITIES

Marketable securities are shown on the balance sheet.  The first-in, first-out (FIFO) method is used to determine the cost of each security at the time of sale.

Cost and market value of marketable equity securities at August 31, 2008 are as follows:

	Cost	Gross Unrealized Gains/(Losses)	Market Value

August 31, 2008:
Equities/options	$13,242	$(1,000)	$12,242

3.	OPERATING LEASE

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

Minimum annual rents for all leases for the next five years are as follows:

Year Ending May 31,	Amount

2009	$45,000
2010	45,000
2011	45,000
2012	45,000
2013	45,000
$225,000

SUPPORTSAVE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008

4.	CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at three financial institutions.  At August 31, 2008, the Company’s cash and cash equivalents exceeded federally insured limits by $182,135, respectively.  Of the total cash and cash equivalents, $120,368 is invested in a broker/dealer money market account.

5.	OPERATING EXPENSES

Included in operating expenses for the three months ended August 31, 2008 and 2007, respectively, are salaries of $182,629 and $40,373 and expenses for professional fees of $18,482 and $20,391.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We plan to reach capacity at our current center within the next 3-6 months, to address this have acquired additional space within our current building to accommodate an additional 100 seats (workstations). We will seek additional capacity through additional centers to meet excess demand. Our revised goal is to have 2 centers of similar size fully operational within 9-12 months, while also seeking strategic acquisitions to further our revenue and profit growth.

Our Service Representatives

As of August 31, 2008, we had approximately 215 of the 326 workstations operating in our new facility. We increased our full-time employee count and have a backlog of potential candidates to select from. We plan to hire additional employees as needed until we reach capacity, at which point we will look to acquire space for further expansion.

We have a remotely viewable camera system that allows our clients to watch their “dedicated employee” working live with 8 full color cameras viewable from our website. We believe this provides significant value to our clients and potential clients in adding a visual aspect to our services.

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

Results of Operations for the three months ended August 31, 2008 and 2007

There is limited historical financial information about us upon which to base an evaluation of our performance. We were formed in May 2007 and have limited comparable financial data. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services, as well as continued weakness in the U.S. Dollar.

To become more profitable and competitive, we have to attract more clients, sell our services and generate more revenues.

Our revenue reported for the three months ended August 31, 2008 was $454,460, compared with $120,046 for the three months ended August 31, 2007. Our revenue generated for both periods was attributable to the sale of our BPO services. The increase in revenues for the three months ended August 31, 2008 from the same period in 2007 is attributable to an increase in the sale of our BPO services as a result of expanding our facilities and operations.

Returns and allowances are refunds for services not provided.  Returns and allowances for the three months ended August 31, 2008 amounted to $16,562, compared with $6,132 for the same period ended August 31, 2007.  We experienced more returns and allowances in the three months ended August 31, 2008 compared with the same period 2007 as a result of our increased customer base.

Our revenue less returns and allowances is our total revenue.  Total revenue for the three months ended August 31, 2008 was $437,898, compared with $113,914 for the same period ended August 31, 2007.

Our operating expenses for the three months ended August 31, 2008 was $308,740, compared with $84,820 for the same period ended August 31, 2007.  The increase in our operating expenses for the three months ended August 31, 2008 compared with the same period 2007 is mainly attributable to increased payroll expense.  The increase was caused by increased operational activity.

We had other expenses of $52,073 for the three months ended August 31, 2008.  Other income (expense) consists of interest from cash balances on deposit at a financial institution. We also had losses from currency hedging transactions in the amount of $18,895, and federal income tax expenses of $39,660 for the three months ended August 31, 2008.  In comparison, our only other expense for the three months ended August 31, 2008 was a result of federal income tax expenses of $7,275.

We had net income of $77,085 for the three months ended August 31, 2008, compared with net income of $21,819 for the same period ended 2007. We have been operating with a positive cash flow since inception and our cash position as consistently increased quarter over quarter.

Liquidity and Capital Resources

As at August 31, 2008, we had $536,409 in current assets and $55,899 in current liabilities. On August 31, 2008, we had working capital of 480,510.

Operating activities provided $109,006 in cash for three months ended August 31, 2008. Our net income of $77,085 for that period was the primary component of our positive operating cash flow. Cash flows used by investing activities during the year ended May 31, 2008 was $23,776 for the purchase of property and equipment combined with a currency translation adjustment. Cash flows provided by financing activities during the three months ended August 31, 2008 was $1,217, consisting of proceeds from a loan payable to an officer of our company.

Currently, our primary source of liquidity is cash flows provided by our operations. We will not require additional capital to execute our plan, unless we expand into additional facilities or grow through the acquisition of complementary businesses. Our current cash flows from operations are sufficient to meet our working capital requirements over the next 12 months.

Off Balance Sheet Arrangements

As of August 31, 2008, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Christopher Johns, and our Chief Financial Officer, Michael C. Palasick.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2008.

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

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended August 31, 2008.

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

SupportSave Solutions, Inc.

Date:	October 13, 2008

By: /s/ Christopher Johns Christopher Johns Title: Chief Executive Officer and Director