Form 10-Q
period 2008-11-30
SupportSave Solutions Inc
filed 2009-01-14
CIK 1401475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,255,198 common shares as of November 30, 2008.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Our consolidated unaudited financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheet as of November 30, 2008 (unaudited) and May 31, 2008 (audited);

F-2	Consolidated Statement of Operations for the three months ended November 30, 2008 and 2007 (unaudited);

F-3	Consolidated Statement of Operations for the six months ended November 30, 2008 and 2007 (unaudited);

F-4	Consolidated Statement of Changes in Stockholders’ Equity for the six months ended November 30, 2008 (unaudited);

F-5	Consolidated Statements of Cash Flows for the six months ended November 30, 2008 and 2007 (unaudited);

F-6	Notes to Consolidated Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended November 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

SUPPORTSAVE SOLUTIONS, INC.
(A NEVADA CORPORATION)

CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2008 (UNAUDITED) AND MAY 31, 2008 (AUDITED)

ASSETS
	November 30 (unaudited)	May 31 (audited)
CURRENT ASSETS
Cash and cash equivalents	$410,059	$436,719
Investment in marketable securities	176,849	1,538
Accounts receivable	7,722	6,545

TOTAL CURRENT ASSETS	594,630	444,802

PROPERTY AND EQUIPMENT
Real estate	230,900	-0-
Furniture and equipment	180,848	131,076
Less accumulated depreciation	(49,374)	(23,295)

NET PROPERTY AND EQUIPMENT	362,374	107,781

OTHER ASSETS
Security deposits	7,482	7,482
Membership equity	15,000	-0-
Deferred income tax	143,000	-0-

TOTAL OTHER ASSETS	165,482	7,482
$1,122,486	$560,065

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable - trade	$34,533	$10,714
Deferred revenue	3,656	17,733
Loan payable - office building	248,400	-0-

TOTAL CURRENT LIABILITIES	286,589	28,447

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.00001 par value, 100,000,000 shares authorized, 13,255,198 shares issued and outstanding	132	126
Additional paid-in-capital	1,143,291	921,297
Cumulative translation adjustment	(18,220)	(9,833)
Retained earnings (deficit)	(289,306)	(379,972)

STOCKHOLDERS' EQUITY	835,897	531,618
	$1,122,486	$560,065

See accountants' report and accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(unaudited)

	2008	2007
REVENUE
Sales	$411,854	$214,275
Less returns and allowances	(18,206)	(2,970)

TOTAL REVENUE	393,648	211,305

EXPENSES
Operating expenses	539,426	158,496

OPERATING INCOME (LOSS)	(145,778)	52,809

OTHER INCOME (EXPENSE)
Interest income	2,200	869
Gain on sale of investments	16,186	-0-
Gains/(losses) from currency hedging contracts	(41,627)	-0-
Federal income tax benefit	182,600	(13,400)

TOTAL OTHER INCOME (EXPENSE)	159,359	(12,531)

NET INCOME (LOSS)	$13,581	$40,278

See accountants' report and accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(unaudited)

	2008	2007
REVENUE
Sales	$866,314	$334,321
Less returns and allowances	(34,768)	(9,102)

TOTAL REVENUE	831,546	325,219

EXPENSES
Operating expenses	848,166	243,316

OPERATING INCOME (LOSS)	(16,620)	81,903

OTHER INCOME (EXPENSE)
Interest income	4,026	869
Other income	4,596	-0-
Gains (losses) on sale of investments	16,186	-0-
Gains/(losses) from currency hedging contracts	(60,522)	-0-
Federal income tax benefit	143,000	(20,675)

TOTAL OTHER INCOME (EXPENSE)	107,286	(19,806)

NET INCOME	$90,666	$62,097

See accountants' report and accompanying notes.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2008
(unaudited)

	Common Stock		Additional Paid-In	Cumulative Translation	Retained Earnings	Stockholders'
	Shares	Amount	Capital	Adjustment	(Deficit)	Equity

Balance, May 31, 2008	12,655,198	$126	$921,297	$(9,833)	$(379,972)	$531,618

Issuance of common stock	600,000	6	221,994	-0-	-0-	222,000

Net (loss) and translation
adjustment	-0-	-0-	-0-	(8,387)	90,666	82,279
Balance, November 30, 2008	13,255,198	$132	$1,143,291	$(18,220)	$(289,306)	$835,897

See accountants' report and accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$90,666	$62,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,079	4,877
Changes in:
Investment in marketable securities	(175,311)	-0-
Accounts receivable	(1,177)	-0-
Prepaid expenses	-0-	(1,400)
Security deposit	-0-	(7,482)
Membership equity	(15,000)	-0-
Deferred income tax	(143,000)	-0-
Accounts payable	23,819	-0-
Accrued federal income tax	-0-	20,675
Deferred revenue	(14,077)	-0-
Payroll tax withholdings payable	-0-	(5,000)

TOTAL ADJUSTMENTS	(298,667)	11,670

NET CASH PROVIDED BY OPERATING ACTIVITIES	(208,001)	73,767

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(280,672)	(67,203)
Currency translation adjustment	(8,387)	618

NET CASH (USED BY) INVESTING ACTIVITIES	(289,059)	(66,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	6	8
Additional paid in capital	221,994	83,956
Cash from stock subscriptions receivable	-0-	7,415
Payments on loan payable	-0-	(19,867)
Proceeds from office building purchase	248,400	-0-
Proceeds from loan payable to officer	-0-	17,387

NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES	470,400	88,899

NET INCREASE IN CASH AND CASH EQUIVALENTS	(26,660)	96,081

CASH AND CASH EQUIVALENTS - BEGIN OF PERIOD	436,719	122,675

CASH AND CASH EQUIVALENTS - END OF PERIOD	$410,059	$218,756

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2008
(unaudited)

1.	NATURE OF BUSINESS

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

Property and equipment are recorded at cost.  Depreciation is provided by straight-line and accelerated methods, over the estimated useful lives of the assets, ranging from 39 years for real estate (building) and 5 to 7 years for furniture and equipment.  Normal expenditures for repairs and maintenance are charged to operations as incurred.

C.	Deferred Revenue

Deferred revenue represents advances received on services to be rendered for the period subsequent to November 30, 2008.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOVEMBER 30, 2008
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Foreign Currency Translation

The functional currency of the Company is the United States Dollar.  The financial statements of the Company’s Philippine operations are translated to U.S. dollars using the period exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses.  Capital accounts are translated at their historical exchange rates when the capital transaction occurs.  Net gains and losses resulting from foreign exchange translations are included in the Statement of operations and changes in stockholders’ equity as Other comprehensive income (loss).

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOVEMBER 30, 2008
(unaudited)

3.	MARKETABLE SECURITIES

Marketable securities are shown on the balance sheet.  The first-in, first-out (FIFO) method is used to determine the cost of each security at the time of sale.

Cost and market value of marketable equity securities at November 30, 2008 are as follows:

	Cost	Gross Unrealized Gains (Losses)	Market Value

November 30, 2008:
Equities/options	$176,849	$(88,884)	$87,965

4.	OPERATING LEASE

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

Minimum annual rents for all leases for the next five years are as follows:

Year Ending May 31,	Amount

2010	$45,000
2011	45,000
2012	45,000
2013	45,000
2014	45,000
$225,000

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOVEMBER 30, 2008
(unaudited)

5.	CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at three financial institutions.  At November 30, 2008, the Company’s cash and cash equivalents exceeded federally insured limits by $13,366, respectively.  Of the total cash and cash equivalents, $35,860 is invested in a broker/dealer money market account.

CONSOLIDATED SCHEDULES OF OPERATING EXPENSES
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(unaudited)

	2008	2007
OPERATING EXPENSES
Advertising	$12,708	$7,696
Bank charges	5,944	1,233
Commissions	20,586	800
Computer services	2,657	-0-
Consulting	222,000	-0-
Depreciation	15,234	3,502
Employee benefits	8,900	3,068
Entertainment	2,163	2,911
Freight	32	2,087
Interest	32	-0-
Internet	12,222	6,303
Legal and accounting	10,141	14,550
Licenses and fees	20,330	-0-
Miscellaneous	107	88
Office expense	2,614	-0-
Outside services	1,731	-0-
Rent	14,487	5,487
Repairs and maintenance	637	-0-
Salaries	147,506	78,295
Supplies	2,647	9,889
Taxes - other	180	1,189
Telephone	19,906	7,621
Travel	8,700	2,699
Utilities	7,962	11,078

TOTAL OPERATING EXPENSES	$539,426	$158,496

SUPPORTSAVE SOLUTIONS, INC.
CONSOLIDATED SCHEDULES OF OPERATING EXPENSES
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(unaudited)

	2008	2007
OPERATING EXPENSES
Administrative	$-0-	$685
Advertising	21,714	9,422
Bank charges	15,942	2,438
Commissions	28,143	800
Computer services	2,657	-0-
Consulting	222,000	-0-
Contributions	44	-0-
Depreciation	26,079	4,877
Employee benefits	16,234	4,198
Entertainment	2,163	2,911
Freight	527	2,239
Interest	32	-0-
Internet	20,324	12,166
Legal and accounting	28,623	34,941
Licenses and fees	20,330	-0-
Miscellaneous	107	188
Office expense	2,627	-0-
Outside services	5,390	-0-
Printing	42	-0-
Rent	32,759	10,583
Repairs and maintenance	961	107
Salaries	330,135	118,668
Supplies	3,447	10,302
Taxes - other	430	2,156
Telephone	36,396	10,396
Travel	14,299	5,161
Utilities	16,761	11,078

TOTAL OPERATING EXPENSES	$848,166	$243,316

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

The Philippines

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

We plan to reach capacity at our current center within the next 3-6 months.  To address this we have acquired additional space within our current building to accommodate an additional 100 seats (workstations). We will seek additional capacity through additional centers to meet excess demand. Our revised goal is to have 2 centers of similar size fully operational within 9-12 months, while also seeking strategic acquisitions to further our revenue and profit growth.

Boca Raton, Florida

During the current reporting period, we purchased an investment property in Boca Raton, Florida for a total of $267,832.68.  We anticipate that in the near future this investment opportunity will double as new office space to extend our market reach and provide additional support and services that are critical to our expanding customer base and partner channel. We chose Boca Raton because of the many talented financial and mortgage professionals displaced by the financial crisis and the ability to attract and retain these sales professionals with our lucrative residual income model.  We hope to attract these professionals to service our BPO operations and complement our existing staff in the Philippines. We have hired a team of 3 sales professionals and are seeing a significant increase in demand as a result.

Our Service Representatives

As of November 30, 2008, we had approximately 215 of the 326 workstations operating in our new facility in the Philippines. We increased our full-time employee count and have a backlog of potential candidates to select from. We plan to hire additional employees as needed until we reach capacity, at which point we will look to acquire space for further expansion.

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

Results of Operations for the three months ended November 30, 2008 and 2007

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

Our revenue reported for the three months ended November 30, 2008 was $411,854, compared with $214,275 for the three months ended November 30, 2007. Our revenue reported for the six months ended November 30, 2008 was $866,314, compared with $334,321 for the six months ended November 30, 2007.

Our revenue generated for all periods was attributable to the sale of our BPO services. The increase in revenues for the three and six months ended November 30, 2008 from the same periods in 2007 is attributable to an increase in the sale of our BPO services as a result of expanding our facilities and operations.

Returns and allowances are refunds for services not provided.  Returns and allowances for the three months ended November 30, 2008 amounted to $18,206, compared with $2,970 for the same period ended November 30, 2007.  Returns and allowances for the six months ended November 30, 2008 amounted to $34,768, compared with $9,102 for the same period ended November 30, 2007.  We experienced more returns and allowances in the three and six months ended November 30, 2008 compared with the same periods 2007 as a result of our increased customer base.

Our revenue less returns and allowances is our total revenue.  Total revenue for the three months ended November 30, 2008 was $393,648, compared with $211,305 for the same period ended November 30, 2007.  Total revenue for the six months ended November 30, 2008 was $831,546, compared with $325,219 for the same period ended November 30, 2007.

Our operating expenses for the three months ended November 30, 2008 was $539,426, compared with $158,496 for the same period ended November 30, 2007.  The increase in our operating expenses for the three months ended November 30, 2008 compared with the same period 2007 is mainly attributable to increased payment for commissions, consulting expenses, and payroll expenses.  The increase was caused by increased operational activity.

Our operating expenses for the six months ended November 30, 2008 was $866,314, compared with $334,321 for the same period ended November 30, 2007.  The increase in our operating expenses for the six months ended November 30, 2008 compared with the same period 2007 is mainly attributable to increased payment for commissions, consulting expenses, and payroll expenses.  The increase was caused by increased operational activity.

We had other income of $159,359 for the three months ended November 30, 2008.  Other income consisted of interest from cash balances on deposit at a financial institution of $2,200 added with $16,186 for gains on the sale of investments and $182,600 in federal income tax benefits, offset by losses from currency hedging transactions in the amount of $41,627.  In comparison, we experienced other expenses of $12,531 as a result of federal income tax expenses of $13,400 offset by interest income of $869 for the three months ended November 30, 2007.

We had other income of $107,286 for the six months ended November 30, 2008.  Other income consisted of interest from cash balances on deposit at a financial institution of $4,026 added with $4,596 from other income, $16,186 for gains on the sale of investments and $143,600 in federal income tax benefits, offset by losses from currency hedging transactions in the amount of $60,522.  In comparison, we experienced other expenses of $19,806 as a result of federal income tax expenses of $20,675 offset by interest income of $869 for the six months ended November 30, 2007.

We had net income of $13,581 for the three months ended November 30, 2008, compared with net income of $40,278 for the same period ended 2007. We had net income of $90,666 for the six months ended November 30, 2008, compared with net income of $62,097 for the same period ended 2007. We have been operating with a positive cash flow since inception and our cash position as consistently increased quarter over quarter.

Liquidity and Capital Resources

As at November 30, 2008, we had $594,630 in current assets and $286,589 in current liabilities. On November 30, 2008, we had working capital of $308,041.

Operating activities used $208,001 in cash for six months ended November 30, 2008. Our investment in securities and deferred income tax were primary component of our negative operating cash flow. Cash flows used by investing activities during the six months ended November 30, 2008 was $289,059 for the purchase of property and equipment combined with a currency translation adjustment. Cash flows provided by financing activities during the six months ended November 30, 2008 was $470,400, consisting mainly of the sale of common stock and proceeds from the purchase of an office building.

Currently, our primary source of liquidity is cash flows provided by our operations. We will not require additional capital to execute our plan, unless we expand into additional facilities or grow through the acquisition of complementary businesses. Our current cash flows from operations are sufficient to meet our working capital requirements over the next 12 months.

Off Balance Sheet Arrangements

As of November 30, 2008, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Christopher Johns, and our Chief Financial Officer, Michael C. Palasick.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2008.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In October, 2008, we issued 600,000 shares of our common stock registered on Form S-8 to a consultant of our company.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended November 30, 2008.

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

SupportSave Solutions, Inc.

Date:	January 14, 2009

By: /s/Christopher Johns Christopher Johns Title: Chief Executive Officer and Director