Form 10-Q
period 2009-02-28
SupportSave Solutions Inc
filed 2009-04-14
CIK 1401475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,255,198 common shares as of February 28, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated unaudited financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheet as of February 28, 2009 (unaudited) and May 31, 2008 (audited);
F-2	Consolidated Statement of Operations for the three months ended February 28, 2009 and February 29, 2008 (unaudited);
F-3	Consolidated Statement of Operations for the nine months ended February 28, 2009 and February 29, 2008 (unaudited);
F-4	Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended February 28, 2009 (unaudited);
F-5	Consolidated Statements of Cash Flows for the nine months ended February 28, 2009 and February 29, 2008 (unaudited);
F-6	Notes to Consolidated Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2009 are not necessarily indicative of the results that can be expected for the full year.

SUPPORTSAVE SOLUTIONS, INC.
(A NEVADA CORPORATION)

CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 2009 (UNAUDITED) AND MAY 31, 2008 (AUDITED)

	February 28, 2009 (unaudited)	May 31, 2008 (audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$252,245	$436,719
Investment in marketable securities	137,213	1,538
Accounts receivable	6,816	6,545

TOTAL CURRENT ASSETS	396,274	444,802

PROPERTY AND EQUIPMENT
Real estate	230,318	-0-
Furniture and equipment	214,585	131,076
Less accumulated depreciation	(65,859)	(23,295)

NET PROPERTY AND EQUIPMENT	379,044	107,781

OTHER ASSETS
Security deposits	13,682	7,482
Membership equity	15,000	-0-
Deferred income tax	119,000	-0-

TOTAL OTHER ASSETS	147,682	7,482

	$923,000	$560,065

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$43,177	$10,714
Deferred revenue	2,898	17,733

TOTAL CURRENT LIABILITIES	46,075	28,447

STOCKHOLDERS' EQUITY
Common stock, $.00001 par value, 100,000,000 shares authorized, 13,255,198 shares issued and outstanding	132	126
Additional paid-in-capital	1,143,291	921,297
Cumulative translation adjustment	(21,187)	(9,833)
Retained earnings (deficit)	(245,311)	(379,972)

STOCKHOLDERS' EQUITY	876,925	531,618

	$923,000	$560,065

See accountants' report and accompanying notes.

SUPPORTSAVE SOLUTIONS, INC.
(A NEVADA CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(UNAUDITED)

	2009	2008
REVENUE
Sales	$491,692	$338,540
Less returns and allowances	(6,637)	(5,631)

TOTAL REVENUE	485,055	332,909

EXPENSES
Operating expenses	371,861	218,171

OPERATING INCOME (LOSS)	113,194	114,738

OTHER INCOME (EXPENSE)
Interest income	837	1,619
Other income	310	-0-
Gain (loss) on sale of investments	(487)	-0-
Gains/(losses) from currency hedging contracts	(45,859)	-0-
Federal income tax (expense) benefit	(24,000)	(29,550)

TOTAL OTHER INCOME (EXPENSE)	(69,199)	(27,931)

NET INCOME	$43,995	$86,807

See accountants' report and accompanying notes.

SUPPORTSAVE SOLUTIONS, INC.
(A NEVADA CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(UNAUDITED)

	2009	2008
REVENUE
Sales	$1,358,006	$672,861
Less returns and allowances	(41,405)	(14,733)

TOTAL REVENUE	1,316,601	658,128

EXPENSES
Operating expenses	1,220,027	461,487

OPERATING INCOME (LOSS)	96,574	196,641

OTHER INCOME (EXPENSE)
Interest income	4,863	2,488
Other income	4,906	-0-
Gain (loss) on sale of investments	15,699	-0-
Gains/(losses) from currency hedging contracts	(106,381)	-0-
Federal income tax (expense) benefit	119,000	(50,225)

TOTAL OTHER INCOME (EXPENSE)	38,087	(47,737)

NET INCOME	$134,661	$148,904

See accountants' report and accompanying notes.

SUPPORTSAVE SOLUTIONS, INC.
(A NEVADA CORPORATION)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009
(UNAUDITED)

	Common Stock		Additional Paid-in	Cumulative Translation	Retained Earnings	Stockholders'
	Shares	Amount	Capital	Adjustment	(Deficit)	Equity

Balance, May 31, 2008	12,655,198	$126	$921,297	$(9,833)	$(379,972)	$531,618

Issuance of common stock	600,000	6	221,994	-0-	-0-	222,000

Net income and translation adjustment	-0-	-0-	-0-	(11,354)	134,661	123,307

Balance, February 28, 2009	13,255,198	$132	$1,143,291	$(21,187)	$(245,311)	$876,925

See accountants' report and accompanying notes.

SUPPORTSAVE SOLUTIONS, INC.
(A NEVADA CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$134,661	$148,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,564	11,360
Stock based compensation expense	222,000	-0-
Changes in:
Accounts receivable	(271)	-0-
Prepaid expenses	-0-	2,100
Security deposit	(6,200)	(7,482)
Membership equity	(15,000)	-0-
Deferred income tax	(119,000)	-0-
Accounts payable	32,463	-0-
Accrued federal income tax	-0-	50,225
Deferred revenue	(14,835)	16,178
Payroll tax withholdings payable	-0-	(5,000)

TOTAL ADJUSTMENTS	141,721	67,381

NET CASH PROVIDED BY OPERATING ACTIVITIES	276,382	216,285

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(313,827)	(99,520)
Change in investment in marketable securities	(135,675)	-0-
Currency translation adjustment	(11,354)	(2,054)

NET CASH (USED BY) INVESTING ACTIVITIES	(460,856)	(101,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-0-	8
Additional paid in capital	-0-	83,956
Cash from stock subscriptions receivable	-0-	7,415
Payments on loan payable	(248,400)	(34,157)
Proceeds from office building purchase	248,400	-0-
Proceeds from loan payable to officer	-0-	28,272

NET CASH PROVIDED BY FINANCING ACTIVITIES	-0-	85,494

NET INCREASE IN CASH AND CASH EQUIVALENTS	(184,474)	200,205

CASH AND CASH EQUIVALENTS - BEGIN OF PERIOD	436,719	122,675

CASH AND CASH EQUIVALENTS - END OF PERIOD	$252,245	$322,880

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest expense	$-0-	$-0-
Income taxes	$-0-	$-0-

See accountants' report and accompanying notes.

To the Shareholders of
  SUPPORTSAVE SOLUTIONS, INC.

We have compiled the accompanying consolidated balance sheet of SUPPORTSAVE SOLUTIONS, INC. as of February 28, 2009 and the related consolidated statements of operations for the three months and nine months ended February 28, 2009 and 2008, changes in stockholders’ equity and cash flows for the nine months ended February 28, 2009 and 2008, and the accompanying supplementary information, which is presented for supplementary analysis purposes, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements and supplementary schedules information that is the representation of management.  We have not audited or reviewed the accompanying financial statements and supplementary schedules and, accordingly, do not express an opinion or any other form of assurance on them.

The consolidated balance sheet as of May 31, 2008, was audited by other accountants and they expressed an unqualified opinion on it in their report dated August 19, 2008, but they have not performed any auditing procedures since that date.

Tama, Budaj & Raab, P.C.

March 29, 2009

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2009

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Presentation

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended May 31, 2008. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

B.	Cash and Cash Equivalents

SupportSave considers all highly liquid investments with maturities of 3 months or less to be cash equivalents.

C.	Property and Equipment

Property and equipment are recorded at cost.  Depreciation is provided by straight-line and accelerated methods, over the estimated useful lives of the assets, ranging from 39 years for real estate (building) and 5 to 7 years for furniture and equipment.  Normal expenditures for repairs and maintenance are charged to operations as incurred.

D.	Deferred Revenue

Deferred revenue represents advances received on services to be rendered for the period subsequent to February 28, 2009.

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FEBRUARY 28, 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Income Taxes

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

F.	Foreign Currency Translation

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

G.	Currency Hedging Contract Transactions

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

H.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

I.	Advertising Costs

The Company follows the policy of expensing advertising costs as they are incurred.

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FEBRUARY 28, 2009

3.	MARKETABLE SECURITIES

Marketable securities are shown on the balance sheet.  The first-in, first-out (FIFO) method is used to determine the cost of each security at the time of sale.

Cost and market value of marketable equity securities at February 28, 2009 are as follows:

	Cost	Gross Unrealized Gains/(Losses)	Market Value

February 28, 2009: Equities/options	$137,213	$(12,004)	$125,209

4.	OPERATING LEASE

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

Minimum annual rents for all leases for the next five years are as follows:

Year Ending May 31,	Amount
2011	$45,000
2012	45,000
2013	45,000
2014	45,000
2015	45,000
$225,000

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

We plan to reach capacity at our current center within the next 1-3 months.  To address this we have acquired additional space within our current building to accommodate an additional 100 seats (workstations). We will seek additional capacity through additional centers to meet excess demand. Our revised plan is to continue to add space and capacity to keep up with demand. We continue to scale up to larger more recognized clients and this should help accelerate our growth even further. We have a very robust pipeline that includes clients with the potential of over $1 million revenue annually in size.

Boca Raton, Florida

During the current reporting period, we purchased an investment property in Boca Raton, Florida for a total of $267,832.68.  We anticipate that in the near future this investment opportunity will double as new office space to extend our market reach and provide additional support and services that are critical to our expanding customer base and partner channel. We chose Boca Raton because of the many talented financial and mortgage professionals displaced by the financial crisis and the ability to attract and retain these sales professionals with our lucrative residual income model.  We hope to attract these professionals to service our BPO operations and complement our existing staff in the Philippines. We have a team of three sales professionals at our Boca Raton, Florida office.

Our Service Representatives

As of February 28, 2009, we had approximately 240 of the 326 workstations operating in our new facility in the Philippines. We increased our full-time employee count and have a backlog of potential candidates to select from. We plan to hire additional employees as needed until we reach capacity, at which point we will look to acquire space for further expansion.

We have a remotely viewable camera system that allows our clients to watch their “dedicated employee” working live with 8 full color cameras viewable from our website. We believe this provides significant value to our clients and potential clients in adding a visual aspect to our services.

Sales and Marketing

Our sales and marketing support group is and will continue to be responsible for increasing the awareness of our services in the marketplace and generating meetings with prospective clients through leads, sales calls, membership in industry associations, web-based marketing, public relations activity, attendance at trade shows and participation in industry conferences and events. We market our services through our website at www.SupportSave.com. We also run 30 second commercials on CNBC through the Dish Network.

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

We have also formulated a plan to reduce exposure to risk of currency fluctuations and weakness in the US dollar through non-deliverable forward contracts. We hope to implement this plan in the next nine months. During the fiscal year we executed Non-deliverable forward contracts between the USD and the Philippine Peso to protect our business and clients from further weakness in the US Dollar.

Research and Development

We will not be conducting any product research or development during the next 12 months.

Results of Operations for the three months ended February 28, 2009 and 2008

To become more profitable and competitive, we have to attract more clients, sell our services and generate more revenues.

Our revenue reported for the three months ended February 28, 2009 was $491,692, compared with $338,540 for the three months ended February 29, 2008. Our revenue reported for the nine months ended February 28, 2009 was $1,358,006, compared with $672,861 for the nine months ended February 29, 2008.

Our revenue generated for all periods was attributable to the sale of our BPO services. The increase in revenues for the three and nine months ended February 28, 2009 from the same periods in 2008 is attributable to an increase in the sale of our BPO services as a result of expanding our facilities and operations.

Returns and allowances are refunds for services not provided.  Returns and allowances for the three months ended February 28, 2009 amounted to $6,637, compared with $5,631 for the same period ended February 29, 2008.  Returns and allowances for the nine months ended February 28, 2009 amounted to $41,405, compared with $14,733 for the same period ended February 29, 2008.  We experienced more returns and allowances in the three and nine months ended February 28, 2009 compared with the same periods 2008 as a result of our increased customer base.

Our revenue less returns and allowances is our total revenue.  Total revenue for the three months ended February 28, 2009 was $485,055, compared with $332,909 for the same period ended February 29, 2008.  Total revenue for the nine months ended February 28, 2009 was $1,316,601, compared with $658,128 for the same period ended February 29, 2008.

Our operating expenses for the three months ended February 28, 2009 was $371,861, compared with $218,171 for the same period ended February 29, 2008.  The increase in our operating expenses for the three months ended February 28, 2009 compared with February 29, 2008 is mainly attributable to increased payment for commissions, computer services, depreciation, dues and subscriptions, employee benefits, internet, rent, salaries, telephone, travel and utilities expenses.  The increase was caused by increased operational activity.

Our operating expenses for the nine months ended February 28, 2009 was $1,220,027, compared with $461,497 for the period ended February 29, 2008.  The increase in our operating expenses for the nine months ended February 28, 2009 compared with the same period 2008 is mainly attributable to increased payment for bank charges, commissions, computer services, consulting, depreciation, dues and subscriptions, internet, licenses and fees, rent, salaries, telephone, travel and utilities.  The increase was caused by increased operational activity.

We had other expenses of $69,199 for the three months ended February 28, 2009.  Other expenses for this period consisted mainly of $45,859 in losses from currency hedging transactions and $24,000 as a result of federal income tax expenses.  In comparison, we experienced other expenses of $27,931 for the three months ended February 29, 2008.  Other expenses for this period consisted mainly of $29,550 as a result of federal income tax expenses.

We had other income of $38,087 for the nine months ended February 28, 2009.  Other income consisted of interest from cash balances on deposit at a financial institution of $4,863 added with $4,906 from other income, $15,699 for gains on the sale of investments and $119,000 in federal income tax benefits, offset by losses from currency hedging transactions in the amount of $106,381.  In comparison, we experienced other expenses of $47,737 as a result of federal income tax expenses of $50,225 offset by interest income of $2,488 for the nine months ended February 29, 2008.

We had net income of $43,995 for the three months ended February 28, 2009, compared with net income of $86,807 for the three months ended February 29, 2008. We had net income of $134,661 for the nine months ended February 28, 2009, compared with net income of $148,904 for the nine months ended February 29, 2008. We have been operating with a positive cash flow since inception, albeit reduced in 2009 compared with 2008.

Liquidity and Capital Resources

As at February 28, 2009, we had $396,274 in current assets and $46,075 in current liabilities. On February 28, 2009, we had working capital of $350,199.

Operating activities provided $276,382 in cash for nine months ended February 28, 2009. Our stock based compensation expense of $222,000 net income of $134,661, along with depreciation of $42,564 and accounts payable of $32,463 were the primary components of our positive operating cash flow, offset mainly by deferred income tax of $119,000. Cash flows used by investing activities during the nine months ended February 28, 2009 was $460,856 for the purchase of property and equipment and changes in investment in marketable securities, combined with a currency translation adjustment. Cash flows provided by financing activities during the nine months ended February 28, 2009 was $0.

Currently, our primary source of liquidity is cash flows provided by our operations. We will not require additional capital to execute our plan, unless we expand into additional facilities or grow through the acquisition of complementary businesses. Our current cash flows from operations are sufficient to meet our working capital requirements over the next 12 months.

Off Balance Sheet Arrangements

As of February 28, 2009, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Christopher Johns, and our Chief Financial Officer, Michael C. Palasick.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended February 28, 2009.

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

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended February 28, 2009.

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

SupportSave Solutions, Inc.

Date:	April 13, 2009

By: /s/ Christopher Johns Christopher Johns Title: Chief Executive Officer and Director