Form 10-K
period 2009-05-31
SupportSave Solutions Inc
filed 2009-08-28
CIK 1401475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]       No [ ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]       No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]       No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,055,759 as of November 26, 2008.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  13,255,198 as of August 27, 2009.

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

Employees

Currently we have approximately 240 employees, consisting primarily as dedicated agents working directly for clients. Of the 240 employees approximately 16 are considered admin or operational, which include payroll, HR and IT staff as well as supervisors and management. We count our employees using a FTE methodology (Full-time equivalent) which means 2 part-time employees would be counted as one, and an employee with a standard 60 hour work week would be counted as 1.5, approximately 90% of our employees work a U.S. standard 40 hour work week.

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

In customer management services, our principal competitors will include publicly traded U.S. companies PeopleSupport, Inc., Sykes Enterprises, West Corp., Accenture Ltd., ExlService Holdings, Inc. and TeleTech Holdings. Privately held competitors include eTelecare International, ClientLogic, Qualfone and Innodata. In addition to our direct competitors, many companies choose to perform some or all of their customer service, technical support, collections and back-office processes internally. Their employees provide these services as part of their regular business operations. Some companies have moved portions of their in-house customer management functions offshore, including to offshore affiliates. We believe our key advantage over in-house business processes is that we will give companies the opportunity to focus on their core products and services while we focus on the specialized function of managing their customer relationships, transcriptions and captioning and additional back-office services.

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

Item 2.   Properties

Our Executive Offices

Our principal executive offices are located at 1451 Danville Blvd., Suite 201, Alamo, CA 94501. Our mailing address is the same. Our telephone number is (925) 304-4400. This office is provided by a client of SupportSave at no charge, there is no guarantee this relationship will continue. We may eventually migrate our executive office to our Boca Raton, FL facility.

Our Facilities

The Philippines

Our new 9,000 sq. ft. primary facility is able to accommodate 326 workstations for our dedicated employee services.  This facility can accommodate 400-600 employees. Depending upon utilization, we are able to operate 24 hours per day, 7 days per week.  The lease on our facility is for 5 years at the rate of approximately $3,750 per month.

Furniture and desktop technology continue to be added to this new facility as necessary to establish production seats to meet client demands.

We plan to reach capacity at our current center within the next 1-3 months.  To address this we have acquired additional space within our current building to accommodate an additional 140 seats (workstations). We will seek additional capacity through additional centers to meet excess demand. Our revised plan is to continue to add space and capacity to keep up with demand. We continue to scale up to larger more recognized clients and this should help accelerate our growth even further. We have a very robust pipeline that includes clients with the potential of over $1 million revenue annually in size.

Boca Raton, Florida

During our fiscal year, we purchased an investment property in Boca Raton, Florida for a total of $267,832.68. We purchased the property as an investment and to expand our BPO services. On May 11, 2009, however, we sold the property to GLVK, Inc., a Florida corporation, for $260,000. We received a $50,000 down payment and a promissory note for the remaining $210,000 with an interest rate of 7% that matures in 2 years.  The note is secured by the property.

We maintain a sales and marketing office at 2061 NW Boca Raton Blvd, Suite 204, Boca Raton, FL 33431. The office is about 900 sq ft and we have a one year lease that we pay $800 a month for. This space may double as a principle executive office sometime in the near future.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the quarter ended May 31, 2009.

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

Fiscal Year Ending May 31, 2009
Quarter Ended	High $	Low $
May 30, 2009	.51	.15
February 29, 2009	.30	.02
November 30, 2008	.51	.10
August 31, 2008	.80	.20

Fiscal Year Ending May 31, 2008
Quarter Ended	High $	Low $
May 30, 2008	1.04	.51
February 29, 2008	.85	.35
November 30, 2007	1.00	0
August 31, 2007	0	0

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

Holders of Our Common Stock

As of May 31, 2009, we had 13,255,198 shares of our common stock issued and outstanding, held by 246 shareholders of record.

Dividends

The Company has not declared, or paid, any cash dividends since inception.

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

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the quarter ended May 31, 2009.

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

Results of Operations for the years ended May 31, 2009 and 2008

To become more profitable and competitive, we have to attract more clients, sell our services and generate more revenues.

Our revenue reported for the year ended May 31, 2009 was $1,974,163, compared with $1,005,863 for the year ended May 31, 2008. Our revenue generated for both periods was attributable to the sale of our BPO services. The increase in revenues for the year ended May 31, 2009 from the same period in 2008 is attributable to an increase in the sale of our BPO services as a result of expanding our facilities and operations.

Returns and allowances are refunds for services not provided.  Returns and allowances for the year ended May 31, 2009 amounted to $60,871, compared with $16,093 for the same period ended May 31, 2008.  We experienced more returns and allowances in the year ended May 31, 2009 compared with the same period 2008 as a result of our increased customer base.

Our revenue less returns and allowances is our total revenue.  Total revenue for the year ended May 31, 2009 was $1,913,292, compared with $989,770 for the same period ended May 31, 2008.

Our operating expenses for the year ended May 31, 2009 was $1,649,498, compared with $1,378,788 for the same period ended May 31, 2008. The increase was caused by increased operational activity.

We had other expenses of $58,682 for the year ended May 31, 2009.  Other expenses for this period consisted mainly of $96,282 in losses from currency hedging transactions, offset by gains on the sale of investments in the amount of $24,712, interest income of $6,250, miscellaneous income of $4,906, and gains on the sale of our Boca Raton property in the amount of $1,732.  In comparison, we experienced other income of $30,631 for the year ended May 31, 2008.  Other expenses for this period consisted mainly of $32,913 in gains on the sale of investments in the amount of $32,913 and interest income of $3,543, offset by losses from currency hedging transactions in the amount of $5,825.

We had net income of $255,112 for the year ended May 31, 2009, compared with a net loss of $358,387 for the year ended May 31, 2008.

Liquidity and Capital Resources

As at May 31, 2009, we had $594,611 in current assets and $60,240 in current liabilities. On May 31, 2009, we had working capital of $534,371.

Operating activities provided $500,586 in cash for year ended May 31, 2009. Our stock based compensation expense of $222,000, net income of $255,112, along with depreciation of $58,789, accrued wages of $25,560 and accounts payable of $21,248 were the primary components of our positive operating cash flow, offset mainly by deferred income tax of $50,000. Cash flows used by investing activities during the year ended May 31, 2009 was $398,472 mainly as a result of $324,778 from the purchase of property and equipment, change in investment in marketable securities in the amount of $96,525, offset by $34,956 from the sale of property and equipment. Cash flows used by financing activities during the year ended May 31, 2009 was $64,207 as a result of $64,207 from the purchase of treasury stock.

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

Off Balance Sheet Arrangements

As May 31, 2009, there were no off balance sheet arrangements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2009. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of May 31, 2009.

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

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of May 31, 2009 and their present positions.

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

For the fiscal year ending May 31, 2009, the board of directors:

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

Code of Ethics

As of May 31, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended May 31, 2009, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christopher Johns, President Principal Executive Officer and Director	2009 2008 2007	13,595 8,000 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	13,769 6,000 0	27,364 14,000 0
Aina Mae Dumlao-Johns, Secretary and Director	2009 2008 2007	14,313 8,000 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	8,468 6,000 0	22,781 14,000 0
Michael Palasick, Chief Financial Officer	2009 2008 2007	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Marie Sycon Tagoc, Former Chief Financial Officer	2009 2008 2007	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of May 31, 2009.

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

Stock Option Plans

We did not have a stock option plan in place as of May 31, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 31, 2009 certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Title of Class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock (1)
Common Stock	Christopher Johns #1 JL Compound White Hills, Cebu Philippines	5,000,000	39.5%
Common Stock	Aina Mae Dumlao-Johns #1 JL Compound White Hills, Cebu Philippines	5,000,000	39.5%
Common Stock	Michael Palasick 14204 Harvington Dr. Huntersville NC 28078.	0	0%
Common Stock	All Officers and Directors as a Group (two persons)	10,000,000	79%
(1)	The percent of class is based on 13,255,198 shares of common stock issued and outstanding as of May 31, 2009

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

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended May 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2009	$12,950	$0	$0	$0
2008	$12,150	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of May 31, 2009 and 2008
F-3	Consolidated Statements of Operations for the years ended May 31, 2009 and 2008
F-4	Consolidated Statement of Stockholders’ Equity as of May 31, 2009
F-5	Consolidated Statements of Cash Flows for years ended May 31, 2009 and 2008
F-6	Notes to Consolidated Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 20, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPPORTSAVE SOLUTIONS, INC.

By: /s/ Christopher S. Johns
Christopher S. Johns
President, Chief Executive Officer, and Director
August 27, 2000

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Aina Mae Dumlao-Johns	By: /s/ Christopher S. Johns
Aina Mae Dumlao-Johns Secretary and Director August 27, 2009	Christopher S. Johns President, Chief Executive Officer, and Director August 27, 2009

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
SupportSave Solutions, Inc.
Troy, MI

We have audited the accompanying consolidated balance sheets of SupportSave Solutions, Inc., as of May 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SupportSave Solutions, Inc., as of May 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Maddox Ungar Silberstein, PLLC
Maddox Ungar Silberstein, PLLC

Bingham Farms, Michigan
August 25, 2009

SUPPORTSAVE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2009 and 2008

	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$474,626	$436,719
Investments in marketable securities	98,063	1,538
Accounts receivable – trade	14,932	6,545
Accounts receivable - other	6,200	0
Interest recievable	790	0
Total Current Assets	594,611	444,802

PROPERTY AND EQUIPMENT, net	130,546	107,781

OTHER ASSETS
Security deposit	7,482	7,482
Note receivable – building	210,000	0
Deferred income tax	50,000	0
Total Other Assets	267,482	7,482

TOTAL ASSETS	$992,639	$560,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$31,961	$10,713
Accrued wages	25,560	-0-
Deferred revenue	2,719	17,733
Total Current Liabilities	60,240	28,446

STOCKHOLDERS’ EQUITY
Common stock, $.00001 par value, 100,000,000 shares authorized; 13,255,198 and 12,655,198 shares issued and outstanding at May 31, 2009 and 2008, respectively	132	126
Additional paid in capital	1,143,292	921,298
Treasury stock	(64,207)	0
Cumulative translation adjustment	(21,958)	(9,833)
Accumulated deficit	(124,860)	(379,972)
Total Stockholders’ Equity	932,399	531,619

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$992,639	$560,065

The accompanying notes are an integral part of the financial statements

SUPPORTSAVE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2009 and 2008

	2009	2008
REVENUE
Sales	$1,974,163	$1,005,863
Less: returns and allowances	(60,871)	(16,093)

TOTAL REVENUE	1,913,292	989,770

OPERATING EXPENSES	1,649,498	1,378,788

OPERATING INCOME (LOSS)	263,794	(389,018)

OTHER INCOME (EXPENSE)
Interest income	6,250	3,543
Miscellaneous other income	4,906	0
Gain on sale of investments	24,712	32,913
(Losses) from currency hedging transactions	(96,282)	(5,825)
Gain on the sale of building	1,732	0
TOTAL OTHER INCOME (EXPENSE)	(58,682)	30,631

NET INCOME (LOSS) BEFORE PROVISION FOR FEDERAL INCOME TAX BENEFIT (EXPENSE)	205,112	(358,387)

PROVISION FOR FEDERAL INCOME TAX BENEFIT (EXPENSE)	50,000	0

NET INCOME (LOSS)	$255,112	$(358,387)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.02	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	12,918,508	11,880,772

The accompanying notes are an integral part of the financial statements

SUPPORTSAVE SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AS OF MAY 31, 2009

	Common Stock		Additional Paid in	Treasury	Cumulative Translation	Accumulated
	Shares	Amount	Capital	Stock	Adjustment	Deficit	Total

Beginning balance, May 2, 2007	-	$0	$0	$0	$0	$0	$0

Issuances of common stock	11,307,603	113	130,762	-	-	-	130,875

Net loss for the period ended May 31, 2007	-	-	-	-	-	(21,585)	(21,585)

Balance, May 31, 2007	11,307,603	113	130,762	0	-	(21,585)	109,290

Issuances of common stock	1,347,595	13	790,536	-	-	-	790,549

Net loss and translation adjustment for the year ended May 31, 2008	-	-	-	-	(9,833)	(358,387)	(368,220)

Balance, May 31, 2008	12,655,198	126	921,298	0	(9,833)	(379,972)	531,619

Issuances of common stock	600,000	6	221,994	-	-	-	222,000

Purchase of treasury stock				(64,207)			(64,207)

Net income and translation adjustment for the year ended May 31, 2009	-	-	-	-	(12,125)	255,112	242,987

Balance, May 31, 2009	13,255,198	$132	$1,143,292	$(64,207)	$(21,958)	$(124,860)	$932,399

The accompanying notes are an integral part of the financial statements

SUPPORTSAVE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$255,112	$(358,387)
Adjustments to reconcile net (loss) to cash provided by operating activities:
Depreciation	58,789	23,295
Stock based compensation expense	222,000	0
Gain on sale of property	(1,732)	0
Deferred income tax	(50,000)	0
Changes in assets and liabilities:
Accounts receivable – trade	(8,387)	(1,538)
Accounts receivable – other	(6,200)	0
Interest receivable	(790)	0
Prepaid expenses	0	2,100
Security deposit	0	(7,482)
Account payable	21,248	10,713
Accrued wages	25,560	0
Deferred revenue	(15,014)	17,733
Payroll tax withholdings payable	0	(5,000)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	500,586	(325,111)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(324,778)	(131,076)
Sale of property and equipment	34,956	0
Change in investment in marketable securities	(96,525)	0
Currency translation adjustment	(12,125)	(9,834)
NET CASH USED IN INVESTING ACTIVITIES	(398,472)	(140,910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	0	13
Additional paid in capital	0	790,536
Cash from stock subscriptions receivable	0	7,415
Purchase of treasury stock	(64,207)
Payments on loan payable	0	(46,172)
Proceeds from loan payable	0	28,272
NET CASH PROVIDED BY FINANCING ACTIVITIES	(64,207)	780,064

NET INCREASE IN CASH AND CASH EQUIVALENTS	37,907	314,043

CASH AND CASH EQUIVALENTS – BEGINNING	436,719	122,676

CASH AND CASH EQUIVALENTS – ENDING	$474,626	$436,719

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$79	$0
Cash paid for income taxes	$0	$0
SUPPLEMENTAL NON-CASH TRANSACTIONS:
Note receivable from sale of building	(210,000)	0

The accompanying notes are an integral part of the financial statements

SUPPORTSAVE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 1: NATURE OF BUSINESS

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Deferred Revenue
Deferred revenue represents advances received on services to be rendered for the periods subsequent to May 31, 2009 and 2008.

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

SUPPORTSAVE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Impairment of Long-Lived Assets
The Company reviews its major assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If an asset is considered impaired, then impairment will be recognized in an amount determined by the excess of the carrying amount of the asset over its fair value.

Financial Instruments
The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short-term maturities. Securities that are publicly traded are valued at their fair market value based as of the balance sheet date presented.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Advertising Costs
The Company follows the policy of expensing advertising costs as they are incurred.

Treasury Stock
Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.  Gains and losses on the subsequent reissuance of shares are credited or charged to capital in excess of par value using the average-cost method.

Basic loss per share
Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

SUPPORTSAVE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 3: COMMON STOCK

The Company issued shares at various times during the year to employees and vendors for services rendered.  During the year ended May 31, 2009 and 2008, -0- and 345,350 shares were issued to employees and 600,000 and 441,997 shares were issued to vendors for services rendered.  Accordingly, the net increase to the Company’s common stock and paid-in-capital was $222,000 and $599,475, respectively.  All shares issued to both employees and vendors are restricted shares per Rule 144 or Regulation S. Included in operating expenses for these issuances are salaries of $0 and $251,852 and $220,000 and $307,878 to vendors.

The Company purchased back 266,769 shares of treasury stock for a total cost of $64,207 during the year ended May 31, 2009.  The treasury stock has been recorded as a reduction to stockholders’ equity.

NOTE 4: NOTE RECEIVABLE – BUILDING

On May 11, 2009, the Company sold its office building for $260,000 on a note receivable.  The Company received $50,000 down and the remainder is payable in 23 monthly interest only installments of $1,225 beginning June 11, 2009, with a balloon payment of the remaining principal and all accrued interest due on May 11, 2011.  The note will bear interest at 7% per annum and is secured by the real property.

NOTE 5: MARKETABLE SECURITIES

Marketable securities are shown on the balance sheet.  The first-in, first-out (FIFO) method is used to determine the cost of each security at the time of sale.

Cost and market value of equitable securities at May 31, 2009 are as follows:

	Cost	Gross Unrealized Loss	Market Value

Equities/Options	$98,062	$(9,262)	$88,800

NOTE 6: OPERATING LEASE

The Company began leasing a new facility in Cebu, Philippines on December 1, 2007.  The lease is for 5 years at the rate of approximately $3,750 per month.  The Company also leases an office in Alamo, California.  The office facilities are provided at no charge by a client of the Company.  There can be no assurances that the facilities will continue to be provided at no charge in the future.  The Company also leases an office in Boca Raton, Florida for $850 per month.  The lease expires on October 31, 2009.

SUPPORTSAVE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 6: OPERATING LEASE (continued)

Minimum annual rents for all leases for the next five years are as follows:

Period Through:	Amount:
May 31, 2010	$49,250
May 31, 2011	$45,000
May 31, 2012	$45,000
May 31, 2013	$45,000
May 31, 2014	$45,000

NOTE 7: CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at 3 financial institutions.  At May 31, 2009, the Company’s cash and cash equivalents exceeded federally insured limits by $144,430.  Of the total cash and cash equivalents, $5,204 is invested in a broker/dealer money market account.

NOTE 8: INCOME TAXES

The provision for Federal income tax consists of the following at May 31:

	2009	2008
Refundable Federal income tax attributable to:
Current operations	$50,000	$133,000
Less: valuation allowance	(0)	(133,000)
Net provision for Federal income taxes	$50,000	$-

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows at May 31:

	2009	2008
Deferred tax asset attributable to:
Net operating loss carryover	$50,000	$133,000
Less: valuation allowance	(0)	(133,000)
Net deferred tax asset	$50,000	$-

At May 31, 2009, the Company had an unused net operating loss carryover approximating $175,000 that is available to offset future taxable income; it expires beginning in 2027.

NOTE 9: SUBSEQUENT EVENT

On August 21, 2009, the Company entered into a subscription agreement to sell 275,387 shares of common stock for total proceeds of $80,000.

During July and August, the Company sold marketable securities for total proceeds of $102,444 and realized a gain of $24,395.  The Company also purchased an additional 20,400 shares of treasury stock in August, 2009 for a total cost of $8,886.