Form 10-Q
period 2009-08-31
SupportSave Solutions Inc
filed 2009-10-14
CIK 1401475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,255,198 common shares as of October 12, 2009.

PART I - FINANCIAL INFORMATION

Item 1.                           Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of August 31, 2009 (unaudited) and May 31, 2009 (audited);
F-2	Consolidated Statements of Operations for the three months ended August 31, 2009 and August 31, 2008 (unaudited);
F-3	Consolidated Statement of Changes in Stockholders’ Equity as of August 31, 2009 and year ended May 31, 2009 (unaudited);
F-4	Consolidated Statements of Cash Flows for the three months ended August 31, 2009 and August 31, 2008 (unaudited);
F-5	Notes to Consolidated Financial Statements;

These  financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

SUPPORTSAVE SOLUTIONS, INC.
(A NEVADA CORPORATION)

CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2009 (UNAUDITED) AND MAY 31, 2009 (AUDITED)

ASSETS	August 31, 2009	May 31, 2009
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$766,531	$474,626
Investment in marketable securities	20,013	98,063
Accounts receivable - trade	40,449	14,932
Accounts receivable - other	-0-	6,200
Prepaid expenses	790	790
Total Current Assets	827,783	594,611

PROPERTY AND EQUIPMENT, NET	143,291	130,546

Other Assets
Security deposits	11,482	7,482
Note receivable - Florida office building	210,000	210,000
Investment in closely held company	16,500	-0-
Deferred income tax	-0-	50,000
Total Other Assets	237,982	267,482

TOTAL ASSETS	$1,209,056	$992,639

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable - trade	$25,132	$31,961
Payroll tax withholdings	11,412	-0-
Accrued wages	31,898	25,560
Deferred revenue	907	2,719
Accrued income taxes	14,000	-0-
Total Current Liabilities	83,349	60,240

STOCKHOLDERS' EQUITY
Common stock, $.00001 par value, 100,000,000 shares
authorized, 13,255,198 shares issued and outstanding	132	132
Additional paid-in-capital	1,153,096	1,143,292
Treasury stock	(3,029)	(64,207)
Cumulative translation adjustment	(27,103)	(21,958)
Retained earnings (deficit)	2,611	(124,860)
Total Stockholders’ Equity	1,125,707	932,399

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,209,056	$992,639

SUPPORTSAVE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
REVENUE
Sales	$596,804	$454,460
Less returns and allowances	(5,111)	(16,562)

TOTAL REVENUE	591,693	437,898

OPERATING INCOME	446,060	308,740

OPERATING INCOME	145,633	129,158

OTHER INCOME (EXPENSE)
Interest income	3,880	1,826
Other income	125	4,596
Gains/(losses) on sales of investments	24,395	-0-
Gains/(losses) from currency hedging contracts	17,437	(18,895)
TOTAL OTHER INCOME (EXPENSE)	45,837	(12,473)

NET INCOME BEFORE PROVISION
FOR FEDERAL INCOME TAX BENEFIT	191,470	116,685

PROVISION FOR FEDERAL INCOME TAX (BENEFIT)	(64,000)	(39,600)

NET INCOME	$127,470	$77,085

SUPPORTSAVE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS  OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AUGUST 31, 2009 AND YEAR ENDED MAY 31, 2009
(UNAUDITED)

			Additional		Cumulative
	Common Stock		Paid in	Treasury	Translation	Accumulated
	Shares	Amount	Capital	Stock	Adjustment	Deficit	Total

Beginning balance, May 2, 2007	-	$0	$0	$0	$0	$0	$0

Issuances of common stock	11,307,603	113	130,762	-	-	-	130,875

Net loss for the period ended May 31, 2007	-	-	-	-	-	(21,585)	(21,585)

Balance, May 31, 2007	11,307,603	113	130,762	0	-	(21,585)	109,290

Issuances of common stock	1,347,595	13	790,536	-	-	-	790,549

Net loss and translation adjustment for the year ended May 31, 2008	-	-	-	-	(9,833)	(358,387)	(368,220)

Balance, May 31, 2008	12,655,198	126	921,298	0	(9,833)	(379,972)	531,619

Issuances of common stock	600,000	6	221,994	-	-	-	222,000

Purchase of treasury stock	-	-	-	(64,207)	-	-	(64,207)

Net income and translation adjustment for the year ended May 31, 2009	-	-	-	-	(12,125)	255,112	242,987

Balance, May 31, 2009	13,255,198	132	1,143,292	(64,207)	(21,958)	(124,860)	932,399

Purchase of treasury stock	-	-	-	(9,017)	-	-	(9,017)

Private placement of treasury stock	-	-	9,805	70,195	-	-	80,000

Net income and translation adjustment for the three months ended August 31, 2009	-	-	-	-	(5,145)	127,470	122,325

Balance, August 31, 2009	13,255,198	$132	$1,153,096	$(3,029)	$(27,103)	$2,611	$1,125,707

SUPPORTSAVE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS  OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2009 AND 2008
(UNAUDITED)

	Three Months Ended August 31, 2009	Three Months Ended August 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$127,470	$77,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,317	10,845
Changes in assets and liabilities:
Accounts receivable - trade	(25,518)	6,545
Accounts receivable - other	6,200	-0-
Security deposit	(4,000)	-0-
Deferred income tax	50,000	-0-
Accounts payable	(6,828)	(1,800)
Accrued wages	6,338	-0-
Accrued federal income tax	14,000	39,600
Deferred revenue	(1,812)	(11,565)
Payroll tax withholdings payable	11,412	-0-
NET CASH PROVIDED BY OPERATING ACTIVITIES	189,579	120,710

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(25,062)	(20,732)
Change in investment in marketable securities	78,050	(11,704)
Currency translation adjustment	(5,145)	(3,044)
NET CASH (USED BY) INVESTING ACTIVITIES	47,843	(35,480)

CASH FLOWS FROM FINANCING ACTIVITIES:
Private placement of treasury stock	80,000	-0-
Purchase and sale of treasury stock	(9,017)	-0-
Investment in closely held company	(16,500)	-0-
Proceeds from loan payable to officer	-0-	1,217
NET CASH PROVIDED BY FINANCING ACTIVITIES	54,483	1,217

NET INCREASE IN CASH AND CASH EQUIVALENTS	291,905	86,447

CASH AND CASH EQUIVALENTS - BEGIN OF YEAR	474,626	436,720

CASH AND CASH EQUIVALENTS - END OF YEAR	$766,531	$523,167

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009

1.	NATURE OF BUSINESS

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended May 31, 2009. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

Deferred revenue represents advances received on services to be rendered for the period subsequent to August 31, 2009.

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009

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

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

I.	Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short-term maturities.  Securities that are publicly traded are valued at their fair market value based as of the balance sheet date presented.

J.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

K.	Advertising Costs

The Company follows the policy of expensing advertising costs as they are incurred.

L.	Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock in recorded as treasury stock.  Gains and losses on the subsequent reissuance of shares are credited or charged to capital in excess of par value using the average-cost method.

M.	Basic Loss per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

N.	Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009

3.	COMMON STOCK

The Company issued shares at various times to employees and vendors for services rendered.  During the years ended May 31, 2009 and 2008, -0- and 345,350 shares were issued to employees and 600,000 and 401,997 shares were issued to vendors for services rendered.  Accordingly, the net increase to the Company’s paid-in-capital was $220,000 and $559,728.  All shares issued to both employees and vendors are restricted shares per Rule 144 or Regulation S.  Included in operating expenses for these issuances are salaries of $-0- and $251,852 and $220,000 and $307,878 to vendors.  No new shares were issued for the three months ended August 31, 2009.

The Company purchased back 266,769 shares of treasury stock for a total cost of $64,207 during the year ended May 31, 2009.  The Company purchased an additional 20,500 shares for a total cost of $9,017 during the three months ended August 31, 2009.  On August 21, 2009, the Company sold 275,387 shares of this treasury stock for $80,000 through a subscription agreement in a private placement.  The proceeds and cost of these shares have been accounted for in additional paid in capital.  The remaining 11,882 shares continue to be held as treasury stock, as a reduction to shareholders’ equity.

4.	MARKETABLE SECURITIES

Marketable securities are shown on the balance sheet.  The first-in, first-out (FIFO) method is used to determine the cost of each security at the time of sale.

Cost and market value of marketable equity securities at August 31, 2009 are as follows:

      Gross
 Unrealized                                      Market
      Cost                               Gains/(Losses)                                   Value

August 31, 2009:
  Equities/options                                                   $       20,013                           $          (19,088)                              $            925

5.	NOTES RECEIVABLE - BUILDING

On May 11, 2009, the Company sold its office building for $260,000 on a note receivable.  The Company received $50,000 down and the remainder is payable in 23 month interest only installments of $1,225 beginning June 11, 2009, with a balloon payment of the remaining principal and all accrued interest due May 11, 2011.  The note will bear interest at 7% per annum is secured by the real property.

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009

6.	OPERATING LEASE

The Company leased its facility in Cebu, Philippines at the rate of approximately $2,000 per month.  The lease was for a term of one year and expired on August 26, 2007.  The Company is leasing the space on a month-to-month basis.  The Company began leasing a new facility in Cebu, Philippines on December 1, 2007.  The lease is for 5 years at the rate of approximately $3,750 per month.  The Company also operates an administrative office in Troy, Michigan.  The office facilities are provided at no charge by a friend of an officer of the Company.  The Company also leases an office in Alamo, California.  The office facilities are provided at no charge by a client of the Company.  There can be no assurances that the facilities will continue to be provided at no charge in the future.  The Company also leases an office in Boca Raton, Florida for $850 per month, plus tax.  The lease expires on October 31, 2009.  The Company leased an office in Los Angeles, California, but has abandoned it as of August 31, 2009 for a similar one in the same building.  The lease is on a month-to-month basis for $5,000 per month for the three months.

Minimum annual rents for all leases for the next five years are as follows:

Year Ending
     May 31,                                                          Amount

2010                                                           $   46,700
2011                                                                45,000
2012                                                                45,000
2013                                                                45,000
2014                                                                45,000

$ 226,700

7.	CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at three financial institutions.  At August 31, 2009, the Company’s cash and cash equivalents exceeded federally insured limits by $475,187.  Of the total cash and cash equivalents, $8,624 is invested in a broker/dealer money market account.

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
AUGUST 31, 2009

8.	INCOME TAXES

The provision for Federal income taxes consists of the following at August 31:

    2009                                  2008

Current expense                                                                $   64,000                              $   39,600
Deferred (benefit) expense                                                  (50,000)                                (89,600)

$   14,000                              $  (50,000)

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows at August 31:

    2009                                  2008

Deferred tax asset attributable to:
Net operation loss carryover                                                                $        -0-                          $   89,600
Less: valuation allowance                                                                               -0-                              (89,600)

Net deferred tax asset                                                                                $        -0-                            $         -0-

At May 31, 2009, the Company has an unused net operating loss carryover approximating $175,000 that is available to offset future taxable income; it expires beginning in 2027.

9.	SUBSEQUENT EVENT

The Company will begin renting a facility located in Los Angeles, California beginning September 1, 2009 at $4,000 per month on a month-to-month basis.  A $4,000 security deposit was paid in August 2009.

   The Company has analyzed its operations subsequent to August 31, 2009 through October 14, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for the three months ended August 31, 2009 and 2008

To become more profitable and competitive, we have to attract more clients, sell our services and generate more revenues.

Our revenue reported for the three months ended August 31, 2009 was $596,804, compared with $454,460 for the three months ended August 31, 2008.

Our revenue generated for all periods was attributable to the sale of our BPO services. The increase in revenues for the three months ended August 31, 2009 from the same period in 2008 is attributable to an increase in the sale of our BPO services as a result of expanding our facilities and operations.

Returns and allowances are refunds for services not provided.  Returns and allowances for the three months ended August 31, 2009 amounted to $5,111, compared with $16,562 for the same period ended August 31, 2008.

Our revenue less returns and allowances is our total revenue.  Total revenue for the three months ended August 31, 2009 was $591,693, compared with $437,898 for the same period ended August 31, 2008.

Our operating expenses for the three months ended August 31, 2009 was $446,060, compared with $308,740 for the same period ended August 31, 2008.  The increase in our operating expenses for the three months ended August 31, 2009 compared with August 31, 2008 is mainly attributable to increased payment for advertising, commissions, computer services, consulting fees, .employee benefits, rent, and salaries, offset by decreased payment for bank charges, legal and accounting fees, and outside services.

We had other income of $45,837 for the three months ended August 31, 2009. Other income for this period consisted mainly of $24,395 in gains on sales of investments, $17,437 in gains from currency hedging transactions and $3,880 in interest income.  In comparison, we experienced other expenses of $12,473 for the three months ended August 31, 2008.  Other expenses for this period consisted mainly of $18,895 in losses from currency hedging transactions.

We had net income of $127,470 for the three months ended August 31, 2009, compared with net income of $77,085 for the three months ended August 31, 2008.

Liquidity and Capital Resources

As at August 31, 2009, we had $827,783 in current assets and $83,349 in current liabilities. On August 31, 2009, we had working capital of $744,434.

Operating activities provided $189,579 in cash for the three months ended August 31, 2009. Our net income of $127,470, along with depreciation of $12,317, deferred income tax of $50,000 and accrued income tax of $14,000 were the primary components of our positive operating cash flow, offset mainly by accounts receivable of $25,518. Cash flows provided by investing activities during the three months ended August 31, 2009 was $47,843 mainly as a result of $78,050 from a change in investment in marketable securities, offset by $25,062 from the sale of property and equipment. Cash flows provided by financing activities during the three months ended August 31, 2009 was $54,483, largely as a result of $61,178 from the sale of treasury stock.

Currently, our primary source of liquidity is cash flows provided by our operations. We will not require additional capital to execute our plan, unless we expand into additional facilities or grow through the acquisition of complementary businesses. Our current cash flows from operations are sufficient to meet our working capital requirements over the next 12 months.

Off Balance Sheet Arrangements

As of August 31, 2009, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Christopher Johns, and our Chief Financial Officer, Michael C. Palasick.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2009.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On August 21, 2009, we sold 275,387 shares purchased out of the market for $80,000 through a subscription agreement in a private placement.  The transaction was exempt under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended August 31, 2009.

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

SupportSave Solutions, Inc.

Date:	October 13, 2009

By: /s/Christopher Johns Christopher Johns Title: Chief Executive Officer and Director