Form 10-Q
period 2009-11-30
SupportSave Solutions Inc
filed 2009-12-31
CIK 1401475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-143901

SupportSave Solutions, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0534639
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3450 Cahuenga Blvd West, Suite 409, Los Angeles, CA 90068
(Address of principal executive offices)

(925) 304-4400
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,255,198 common shares as of December 30, 2009.

PART I - FINANCIAL INFORMATION

Item 1.                           Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of November 30, 2009 (unaudited) and May 31, 2009 (audited);
F-2	Consolidated Statements of Operations for the three months ended November 30, 2009 and November 30, 2008 (unaudited);
F-3	Consolidated Statements of Operations for the six months ended November 30, 2009 and November 30, 2008 (unaudited);
F-4	Consolidated Statement of Changes in Stockholders’ Equity as of November 30, 2009 and year ended May 31, 2009 (unaudited);
F-5	Consolidated Statements of Cash Flows for the six months ended November 30, 2009 and November 30, 2008 (unaudited);
F-6	Notes to Consolidated Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

SUPPORTSAVE SOLUTIONS, INC.
(A Nevada Corporation)
Consolidated Balance Sheets
November 30, 2009(Unaudited) and May 31, 2009 (Audited)

ASSETS

	November 30, 2009	May 31, 2009
	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$1,050,216	$474,626
Investment in marketable securities	20,013	98,063
Accounts receivable - trade	250,748	14,931
Accounts receivable - other	-0-	6,200
Prepaid expenses	3,240	790

TOTAL CURRENT ASSETS	1,324,217	594,610

PROPERTY AND EQUIPMENT
Furniture and equipment	281,928	205,535
Less accumulated depreciation	(96,886)	(74,989)

NET PROPERTY AND EQUIPMENT	185,042	130,546

OTHER ASSETS
Security deposits	11,482	7,482
Note receivable - Florida office building	210,000	210,000
Investment in closely held company	16,500	-0-
Deferred income tax	-0-	50,000

TOTAL OTHER ASSETS	237,982	267,482

	$1,747,241	$992,638

	1,747,241	992,638
	-	-

SUPPORTSAVE SOLUTIONS, INC.
(A Nevada Corporation)
Consolidated Balance Sheets
November 30, 2009(Unaudited) and May 31, 2009 (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	November 30, 2009	May 31, 2009
	(unaudited)	(audited)
CURRENT LIABILITIES
Accounts payable - trade	$32,344	$31,960
Payroll tax withholdings	1,077	-0-
Accrued wages	35,936	25,560
Deferred revenue	5,811	2,719
Accrued income taxes	191,000	-0-
Current portion of long-term debt	5,081	-0-
Loan payable - officer	800	-0-

TOTAL CURRENT LIABILITIES	272,049	60,239

LONG TERM LIABILITIES
Note payable	28,923	-0-
Less: current portion	(5,081)	-0-

TOTAL LONG TERM LIABILITIES	23,842	-0-

STOCKHOLDERS' EQUITY
Common stock, $.00001 par value, 100,000,000 shares
authorized, 13,255,198 shares issued and outstanding	132	132
Additional paid-in-capital	1,153,096	1,143,291
Treasury stock	(3,029)	(64,207)
Cumulative translation adjustment	(30,294)	(21,958)
Retained earnings (deficit)	331,445	(124,859)

STOCKHOLDERS' EQUITY	1,451,350	932,399

	$1,747,241	$992,638

	1,747,241	992,638
	-	-

SUPPORTSAVE SOLUTIONS, INC.
Consolidated Statements of Operations
For the Three Months Ended November 30, 2009 and 2008
(Unaudited)

	2009	2008
REVENUE
Sales	$957,466	$411,854
Less returns and allowances	(3,091)	(18,206)

TOTAL REVENUE	954,375	393,648

EXPENSES
Operating expenses	457,926	539,426

OPERATING INCOME (LOSS)	496,449	(145,778)

OTHER INCOME (EXPENSE)
Interest income	3,093	2,200
Gains/(losses) on sales of investments	-0-	16,186
Gains/(losses) from currency hedging contracts	9,444	(41,627)
Gains/(losses) on sales of assets	(3,152)	-0-
Federal income tax benefit	-0-	182,600

TOTAL OTHER INCOME (EXPENSE)	9,385	159,359

NET INCOME BEFORE PROVISION
FOR FEDERAL INCOME TAX BENEFIT	505,834	13,581

PROVISION FOR FEDERAL INCOME TAX (BENEFIT)	(177,000)	-0-

NET INCOME	$328,834	$13,581

SUPPORTSAVE SOLUTIONS, INC.
Consolidated Statements of Operations
For the Six Months Ended November 30, 2009 and 2008
(Unaudited)

	2009	2008
REVENUE
Sales	$1,554,270	$866,314
Less returns and allowances	(8,202)	(34,768)

TOTAL REVENUE	1,546,068	831,546

EXPENSES
Operating expenses	903,986	848,166

OPERATING INCOME (LOSS)	642,082	(16,620)

OTHER INCOME (EXPENSE)
Interest income	6,973	4,026
Other income	125	4,596
Gains/(losses) on sales of investments	24,395	16,186
Gains/(losses) from currency hedging contracts	26,881	(60,522)
Gains/(losses) on sales of assets	(3,152)	-0-
Federal income tax benefit	-0-	143,000

TOTAL OTHER INCOME (EXPENSE)	55,222	107,286

NET INCOME BEFORE PROVISION
FOR FEDERAL INCOME TAX BENEFIT	$697,304	$90,666

PROVISION FOR FEDERAL INCOME TAX (BENEFIT)	(241,000)	-0-

NET INCOME	$456,304	$90,666

SUPPORTSAVE SOLUTIONS, INC.
Consolidated Statement of Changes in Stockholders' Equity
For the Six Months Ended November 30, 2009 and Year Ended May 31, 2009
(Unaudited)

			Additional		Cumulative	Retained
	Common Stock		Paid-in	Treasury	Translation	Earnings	Stockholders'
	Shares	Amount	Capital	Stock	Adjustment	(Deficit)	Equity

Balance, May 31, 2008	12,655,198	$126	$921,297	$-0-	$(9,833)	$(379,972)	$531,618

Issuance of common stock	600,000	6	221,994	-0-	-0-	-0-	222,000

Purchase of treasury stock	-0-	-0-	-0-	(64,207)	-0-	-0-	(64,207)

Net income and translation
adjustment	-0-	-0-	-0-	-0-	(12,125)	255,113	242,988

Balance, May 31, 2009	13,255,198	$132	$1,143,291	$(64,207)	$(21,958)	$(124,859)	$932,399

Purchase of treasury stock	-0-	-0-	-0-	(9,017)	-0-	-0-	(9,017)

Private placement of common
stock	0	-0-	9,805	70,195	-0-	-0-	80,000

Net income and translation
adjustment	-0-	-0-	-0-	-0-	(8,336)	456,304	447,968

Balance, November 30, 2009	13,255,198	$132	$1,153,096	$(3,029)	$(30,294)	$331,445	$1,451,350

SUPPORTSAVE SOLUTIONS, INC.
Consolidated Statements of Cash Flows
For the Six Months Ended November 30, 2009 and 2008
(Unaudited)

	2009	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$456,304	$90,666
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	27,257	26,079
Loss (gain) on sale of assets	3,152	-0-
Changes in:
Accounts receivable - trade	(235,817)	(1,177)
Accounts receivable - other	6,200	-0-
Prepaid expenses	(2,450)	-0-
Security deposit	(4,000)	-0-
Membership equity	-0-	(15,000)
Deferred income tax	50,000	(143,000)
Accounts payable	384	23,819
Accrued wages	10,376	-0-
Accrued federal income tax	191,000	-0-
Deferred revenue	3,092	(14,077)
Payroll tax withholdings payable	1,077	-0-

TOTAL ADJUSTMENTS	50,271	(123,356)

NET CASH PROVIDED BY
OPERATING ACTIVITIES	506,575	(32,690)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(99,905)	(280,672)
Sale of property and equipment	15,000	-0-
Change in investment in marketable securities	78,050	(175,311)
Currency translation adjustment	(8,336)	(8,387)

NET CASH (USED BY)
INVESTING ACTIVITIES	(15,191)	(464,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-0-	6
Additional paid in capital	-0-	221,994
Private placement of common stock	80,000	-0-
Purchase and sale of treasury stock	(9,017)	-0-
Investment in closely held company	(16,500)	-0-
Proceeds from office building purchase	-0-	248,400
Net borrowings on note payable	28,923	-0-
Proceeds from loan payable to officer	800	-0-

NET CASH PROVIDED BY
FINANCING ACTIVITIES	84,206	470,400

NET INCREASE IN CASH AND
CASH EQUIVALENTS	575,590	(26,660)

CASH AND CASH EQUIVALENTS - JUNE 1,	474,626	436,719

CASH AND CASH EQUIVALENTS - NOVEMBER 30,	$1,050,216	$410,059

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009

1.	NATURE OF BUSINESS

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

Deferred revenue represents advances received on services to be rendered for the period subsequent to November 30, 2009.

Continued…

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOVEMBER 30, 2009

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

Continued…

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOVEMBER 30, 2009

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOVEMBER 30, 2009

3.	COMMON STOCK

The Company issued shares at various times to employees and vendors for services rendered.  During the years ended May 31, 2009 and 2008, -0- and 345,350 shares were issued to employees and 600,000 and 401,997 shares were issued to vendors for services rendered.  Accordingly, the net increase to the Company’s paid-in-capital was $220,000 and $559,728.  All shares issued to both employees and vendors are restricted shares per Rule 144 or Regulation S.  Included in operating expenses for these issuances are salaries of $-0- and $251,852 and $220,000 and $307,878 to vendors.  No new shares were issued for the six months ended November 30, 2009.

The Company purchased back 266,769 shares of treasury stock for a total cost of $64,207 during the year ended May 31, 2009.  The Company purchased an additional 20,500 shares for a total cost of $9,017 during the six months ended November 30, 2009.  On August 21, 2009, the Company sold 275,387 shares of this treasury stock for $80,000 through a subscription agreement in a private placement.  The proceeds and cost of these shares have been accounted for in additional paid in capital.  The remaining 11,882 shares continue to be held as treasury stock, as a reduction to shareholders’ equity.

4.	MARKETABLE SECURITIES

Marketable securities are shown on the balance sheet.  The first-in, first-out (FIFO) method is used to determine the cost of each security at the time of sale.

Cost and market value of marketable equity securities at November 30, 2009 are as follows:
       Gross
    Unrealized                                 Market
      Cost                               Gains/(Losses)                                   Value

November 30, 2009:
  Equities/options                                            $       20,013                           $          (19,478)                              $            535

5.	NOTES RECEIVABLE - BUILDING

On May 11, 2009, the Company sold its office building for $260,000 on a note receivable.  The Company received $50,000 down and the remainder is payable in 23 month interest only installments of $1,225 beginning June 11, 2009, with a balloon payment of the remaining principal and all accrued interest due May 11, 2011.  The note will bear interest at 7% per annum is secured by the real property.

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOVEMBER 30, 2009

6.	OPERATING LEASE

The Company operates out of a leased facility in Cebu, Philippines.  The lease began on December 1, 2007, and is for 5 years at the rate of approximately $3,500 per month.  Additional space has recently been added at an additional $1,720 per month.  The Company also leased an office in Boca Raton, Florida for $850 per month, plus tax.  The lease expired on October 31, 2009 and the Company closed its Boca Raton office.  The Company leased an office in Los Angeles, California for its administrative headquarters, but abandoned it as of August 31, 2009 for a similar one in the same building.  The lease is on a month-to-month basis for $4,000 per month.

Minimum annual rents for all leases for the next five years are as follows:

Period Ending
 November 30,                                         Amount

 2010                                                $ 110,640
 2011                                                   110,640
 2012                                                   110,640
 2013                                                     48,000
 2014                                                     48,000

$ 427,920

7.	LONG-TERM LIABILITIES

The following schedule sets forth information on long-term liabilities at November 30, 2009:

               Description                                                               2009

Note payable bearing interest
  of 7.25% per annum, monthly
  payments of $584 (including
  interest) collateralized by an
  automobile                                                                        $   28,923

Continued…

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOVEMBER 30, 2009

7.	LONG-TERM LIABILITIES (CONTINUED)

Maturity requirements on long-term liabilities are as follows:

Year Ending
     May 31,                                                          Amount

2010                                                $    2,495
2011                                                      5,268
2012                                                      5,662
2013                                                      6,087
2014                                                      6,543
Thereafter                                            2,868

$  28,923

8.	CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at three financial institutions.  At November 30, 2009, the Company’s cash and cash equivalents exceeded federally insured limits by $739,657.  Of the total cash and cash equivalents, $8,594 is invested in a broker/dealer money market account.

9.	INCOME TAXES

The provision for Federal income taxes consists of the following at November 30:

    2009                                  2008

Current expense                                                                $  241,000                              $   39,600
Deferred (benefit) expense                                                                  (50,000)                                 (89,600)

$  191,000                              $  (50,000)

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows at November 30:

    2009                                  2008

Deferred tax asset attributable to:
Net operation loss carryover                                         $        -0-                               $   89,600
Less: valuation allowance                                                        -0-                                  (89,600)

Net deferred tax asset                                                         $        -0-                                $         -0-

At May 31, 2009, the Company has an unused net operating loss carryover approximating $175,000 that is available to offset future taxable income; it expires beginning in 2027.

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOVEMBER 30, 2009

10.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of which the financial statements were submitted to the Securities and Exchange Commission and has determined it does not have any material subsequent events to disclose.

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

4

Results of Operations for the three and six months ended November 30, 2009 and 2008

To become more profitable and competitive, we have to attract more clients, sell our services and generate more revenues.

Our revenue reported for the three months ended November 30, 2009 was $957,466, compared with $411,854 for the three months ended November 30, 2008.  Our revenue reported for the six months ended November 30, 2009 was $1,554,270, compared with $866,314 for the six months ended November 30, 2008.

Our revenue generated for all periods was attributable to the sale of our BPO services. The increase in revenues for the three and six months ended November 30, 2009 from the same periods in 2008 is attributable to an increase in the sale of our BPO services as a result of expanding our facilities and operations.

Returns and allowances are refunds for services not provided.  Returns and allowances for the three months ended November 30, 2009 amounted to $3,091, compared with $18,206 for the same period ended November 30, 2008.  Returns and allowances for the six months ended November 30, 2009 amounted to $8,202, compared with $34,768 for the same period ended November 30, 2008.

Our revenue less returns and allowances is our total revenue.  Total revenue for the three months ended November 30, 2009 was $954,375, compared with $393,648 for the same period ended November 30, 2008.  Total revenue for the six months ended November 30, 2009 was $1,546,068, compared with $831,546 for the same period ended November 30, 2008.

Our operating expenses for the three months ended November 30, 2009 was $457,926, compared with $539,426 for the same period ended November 30, 2008.  The decrease in our operating expenses for the three months ended November 30, 2009 compared with November 30, 2008 is mainly attributable to decreased payment for consulting charges, licenses and fees, offset by increased commissions, advertising, computer services, and salaries.

Our operating expenses for the six months ended November 30, 2009 was $903,986, compared with $848,166 for the same period ended November 30, 2008.  The increase in our operating expenses for the six months ended November 30, 2009 compared with November 30, 2008 is mainly attributable to increased payment for advertising, commissions, computer services, rent, and salaries, offset by decreased payment for consulting charges, bank charges, legal and accounting fees, and outside services.

We had other income of $9,385 for the three months ended November 30, 2009, compared with other income of $159,359 for the three months ended November 30, 2008. The large decrease in other income is attributable mainly to no federal income tax benefits for the three months ended November 30, 2009, compared with $143,000 in federal income tax benefits for the three months ended November 30, 2008.

We had other income of $55,222 for the six months ended November 30, 2009, compared with other income of $107,286 for the six months ended November 30, 2008. The large decrease in other income is attributable mainly to no federal income tax benefits for the six months ended November 30, 2009, compared with $143,000 in federal income tax benefits for the six months ended November 30, 2008.  This was offset by gains in currency hedging transactions of $26,881 for the six months ended November 30, 2009, compared with losses in currency hedging transactions of $60,522 for the six months ended November 30, 2008.

We had net income of $328,834 for the three months ended November 30, 2009, compared with net income of $13,581 for the three months ended November 30, 2008.

We had net income of $456,304 for the six months ended November 30, 2009, compared with net income of $90,666 for the six months ended November 30, 2008.

5

Liquidity and Capital Resources

As at November 30, 2009, we had $1,324,217 in current assets and $272,049 in current liabilities. On November 30, 2009, we had working capital of $1,052,168.

Operating activities provided $506,575 in cash for the six months ended November 30, 2009. Our net income of $456,304, along with depreciation of $27,257, deferred income tax of $50,000 and accrued income tax of $191,000 were the primary components of our positive operating cash flow, offset mainly by accounts receivable of $235,817. Cash flows used by investing activities during the six months ended November 30, 2009 was $15,191 mainly as a result $99,905 from the sale of property and equipment, offset by $78,050 in changes in investment in marketable securities. Cash flows provided by financing activities during the six months ended November 30, 2009 was $84,206, largely as a result of $80,000 from the sale of our common stock.

Currently, our primary source of liquidity is cash flows provided by our operations. We will not require additional capital to execute our plan, unless we expand into additional facilities or grow through the acquisition of complementary businesses. Our current cash flows from operations are sufficient to meet our working capital requirements over the next 12 months.

Off Balance Sheet Arrangements

As of November 30, 2009, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Christopher Johns, and our Chief Financial Officer, Michael C. Palasick.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2009.

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

6

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended November 30, 2009.

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

7

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SupportSave Solutions, Inc.

Date:	December 30, 2009

By: /s/Christopher Johns Christopher Johns Title: Chief Executive Officer and Director