Form 10-Q
period 2010-02-28
SupportSave Solutions Inc
filed 2010-04-19
CIK 1401475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-143901

SupportSave Solutions, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	98-0534639
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3450 Cahuenga Blvd West, Suite 409, Los Angeles, CA 90068
(Address of principal executive offices)

(925) 304-4400
(Registrant’s telephone number)
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,130,198 common shares as of April 12, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of February 28, 2010 (unaudited) and May 31, 2009 (audited);
F-2	Consolidated Statements of Operations for the three months ended February 28, 2010 and November 30, 2008 (unaudited);
F-3	Consolidated Statements of Operations for the nine months ended February 28, 2010 and February 28, 2009 (unaudited);
F-4	Consolidated Statement of Changes in Stockholders’ Equity as of February 28, 2010 and year ended May 31, 2009 (unaudited);
F-5	Consolidated Statements of Cash Flows for the nine months ended February 28, 2010 and February 28, 2009 (unaudited);
F-6	Notes to Consolidated Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2010 are not necessarily indicative of the results that can be expected for the full year.

SUPPORTSAVE SOLUTIONS, INC.
(A NEVADA CORPORATION)

CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 2010 (UNAUDITED) AND MAY 31, 2009 (AUDITED)

ASSETS
	February 28, 2010 (unaudited)	May 31, 2009 (audited)
CURRENT ASSETS
Cash and cash equivalents	$1,660,544	$474,626
Investment in marketable securities	20,013	98,063
Accounts receivable - trade	161,065	14,931
Accounts receivable - other	-0-	6,200
Prepaid expenses	2,015	790

TOTAL CURRENT ASSETS	1,843,637	594,610

PROPERTY AND EQUIPMENT
Furniture and equipment	287,387	205,535
Less accumulated depreciation	(111,063)	(74,989)

NET PROPERTY AND EQUIPMENT	176,324	130,546

OTHER ASSETS
Security deposits	14,960	7,482
Note receivable - Florida office building	210,000	210,000
Investment in closely held companies	66,500	-0-
Deferred income tax	-0-	50,000

TOTAL OTHER ASSETS	291,460	267,482

	$2,311,421	$992,638

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable - trade	$17,961	$31,960
Payroll tax withholdings	6,345	-0-
Accrued wages	40,331	25,560
Deferred revenue	4,273	2,719
Accrued income taxes	210,000	-0-
Current portion of long-term debt	5,081	-0-
Loan payable - officer	800	-0-

TOTAL CURRENT LIABILITIES	284,791	60,239

LONG TERM LIABILITIES
Note payable	28,923	-0-
Less: current portion	(5,081)	-0-

TOTAL LONG TERM LIABILITIES	23,842	-0-
TOTAL LIABILITIES	308,633	60,239

STOCKHOLDERS' EQUITY
Common stock, $.00001 par value, 100,000,000 shares authorized, 14,130,198 shares issued and outstanding	141	132
Additional paid-in-capital	1,678,087	1,143,291
Treasury stock	(3,029)	(64,207)
Cumulative translation adjustment	(38,940)	(21,958)
Retained earnings (deficit)	366,529	(124,859)

STOCKHOLDERS' EQUITY	2,002,788	932,399
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,311,421	$992,638

SUPPORTSAVE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2010 AND 2009 (UNAUDITED)

	2010	2009
REVENUE
Sales	$732,906	$491,692
Less returns and allowances	(19,942)	(6,637)

TOTAL NET REVENUE	712,964	485,055

EXPENSES
Operating expenses	569,669	371,861

OPERATING INCOME	143,295	113,194

OTHER INCOME (EXPENSE)
Interest income	4,087	837
Other income	110	310
Gains/(losses) from currency hedging contracts	13,002	(45,859)

TOTAL OTHER INCOME (EXPENSE)	17,199	(44,712)

NET INCOME BEFORE PROVISION FOR FEDERAL INCOME TAX BENEFIT	160,494	68,482

PROVISION FOR FEDERAL INCOME TAX (BENEFIT)	(56,000)	(24,000)

NET INCOME	$104,494	$44,482

SUPPORTSAVE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2010 AND 2009
(UNAUDITED)

	2010	2009
REVENUE
Sales	$2,180,766	$1,358,006
Less returns and allowances	(28,144)	(41,405)

TOTAL NET REVENUE	2,152,622	1,316,601

EXPENSES
Operating expenses	1,473,655	1,220,027

OPERATING INCOME	678,967	96,574

OTHER INCOME (EXPENSE)
Interest income	11,060	4,863
Other income	235	4,906
Gains on sales of investments	24,395	15,699
Gains/(losses) from currency hedging contracts	39,883	(106,381)
Gains/(losses) on sales of assets	(3,152)	-0-
Federal income tax benefit	-0-	95,000

TOTAL OTHER INCOME	72,421	14,087

NET INCOME BEFORE PROVISION FOR FEDERAL INCOME TAX BENEFIT	751,388	110,661

PROVISION FOR FEDERAL INCOME TAX (BENEFIT)	(260,000)	-0-

NET INCOME	$491,388	$110,661

SUPPORTSAVE SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2010 AND YEAR ENDED MAY 31, 2009
(UNAUDITED)

	Common Stock		Additional Paid-in	Treasury	Cumulative Translation	Retained Earnings	Stockholders'
	Shares	Amount	Capital	Stock	Adjustment	(Deficit)	Equity

Balance, May 31, 2008	12,655,198	$126	$921,297	$-0-	$(9,833)	$(379,972)	$531,618

Issuance of common stock	600,000	6	221,994	-0-	-0-	-0-	222,000

Purchase of treasury stock	-0-	-0-	-0-	(64,207)	-0-	-0-	(64,207)

Net income and translation adjustment	-0-	-0-	-0-	-0-	(12,125)	255,113	242,988

Balance, May 31, 2009	13,255,198	132	1,143,291	(64,207)	(21,958)	(124,859)	932,399

Purchase of treasury stock	-0-	-0-	-0-	(9,017)	-0-	-0-	(9,017)

Private placement of common stock	875,000	9	534,796	70,195	-0-	-0-	605,000

Net income and translation adjustment	-0-	-0-	-0-	-0-	(16,982)	491,388	474,406

Balance, February 28, 2010	14,130,198	$141	$1,678,087	$(3,029)	$(38,940)	$366,529	$2,002,788

SUPPORTSAVE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2010 AND 2009
(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$491,388	$110,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,434	42,564
Stock based compensation expense	-0-	222,000
Loss on sale of assets	3,152	-0-
Changes in:
Accounts receivable - trade	(146,134)	(271)
Accounts receivable - other	6,200	-0-
Prepaid expenses	(1,225)	-0-
Security deposit	(7,478)	(6,200)
Deferred income tax	50,000	(95,000)
Accounts payable	(13,999)	32,463
Accrued wages	14,771	-0-
Accrued federal income tax	210,000	-0-
Deferred revenue	1,554	(14,835)
Payroll tax withholdings payable	6,345	-0-

NET CASH PROVIDED BY OPERATING ACTIVITIES	656,008	291,382

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(105,364)	(313,827)
Sale of property and equipment	15,000	-0-
Change in investment in marketable securities	78,050	(135,675)
Currency translation adjustment	(16,982)	(11,354)

NET CASH (USED BY) INVESTING ACTIVITIES	(29,296)	(460,856)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	525,000	-0-
Private placement of common stock	80,000	-0-
Payments on loan payable	-0-	(248,400)
Purchase and sale of treasury stock	(9,017)	-0-
Investment in closely held companies	(66,500)	(15,000)
Proceeds from office building purchase	-0-	248,400
Net borrowings on note payable	28,923	-0-
Proceeds from loan payable to officer	800	-0-

NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES	559,206	(15,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,185,918	(184,474)

CASH AND CASH EQUIVALENTS - beginning	474,626	436,719

CASH AND CASH EQUIVALENTS - ending	$1,660,544	$252,245

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2010

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

Deferred revenue represents advances received on services to be rendered for the period subsequent to February 28, 2010.

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FEBRUARY 28, 2010

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FEBRUARY 28, 2010

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
FEBRUARY 28, 2010

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

On January 1, 2010, the Company sold 875,000 shares of its common stock in a private offering at $0.60 per share.  The private offering was exempt under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and/or Rule 506 promulgated under the Act.

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

Cost and market value of marketable equity securities at February 28, 2010 are as follows:

	Cost	Gross Unrealized Gains/(Losses)	Market Value
February 28, 2010: Equities/options	$20,013	$(18,688)	$1,325

5.	NOTES RECEIVABLE - BUILDING

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
FEBRUARY 28, 2010

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

Minimum annual rents for all leases for the next five years are as follows:

Period Ending February 28,	Amount

2010	$110,640
2011	110,640
2012	94,980
2013	48,000
2014	48,000

$412,260

7.	LONG-TERM LIABILITIES The following schedule sets forth information on long-term liabilities at February 28, 2010:

Description	2010

Note payable bearing interest of 7.25% per annum, monthly payments of $584 (including interest) collateralized by an automobile	$28,923

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FEBRUARY 28, 2010

7.	LONG-TERM LIABILITIES (CONTINUED) Maturity requirements on long-term liabilities are as follows:

Year Ending May 31,	Amount

2010	$2,495
2011	5,268
2012	5,662
2013	6,087
2014	6,543
Thereafter	2,868

$28,923

8.	CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at three financial institutions.  At February 28, 2010, the Company’s cash and cash equivalents exceeded federally insured limits by $1,233,124.  Of the total cash and cash equivalents, $8,594 is invested in a broker/dealer money market account.

9.	INCOME TAXES The provision for Federal income taxes consists of the following at February 28:

	2010	2009

Current expense	$260,000	$119,000
Deferred (benefit) expense	(50,000)	(119,000)

	$210,000	$-0-

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows at February 28:

	2010	2009

Deferred tax asset attributable to:
Net operation loss carryover	$-0-	$89,600
Less: valuation allowance	-0-	(89,600)

Net deferred tax asset	$-0-	$-0-

At May 31, 2009, the Company has an unused net operating loss carryover approximating $175,000 that is available to offset future taxable income; it expires beginning in 2027.

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FEBRUARY 28, 2010

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

We brought on two additional sales people during the quarter.   We also continued to work on the lease and build-out of a larger, more modern production facility in Cebu.

Research and Development

We will not be conducting any product research or development during the next 12 months.

Results of Operations for the three and nine months ended February 28, 2010

To become more profitable and competitive, we have to attract more clients, sell our services and generate more revenues.

Our revenue reported for the three months ended February 28, 2010 was $606,554, compared with $491,692 for the three months ended February 28, 2009.  Our revenue reported for the nine months ended February 28, 2010 was $2,180,766, compared with $1,358,006 for the nine months ended February 28, 2009.

Our revenue generated for all periods was attributable to the sale of our BPO services. The increase in revenues for the three and nine months ended February 28, 2010 from the same periods in 2009 is attributable to an increase in the sale of our BPO services as a result of expanding our facilities and operations.

Returns and allowances are refunds for services not provided.  Returns and allowances for the three months ended February 28, 2010 amounted to $19,942, compared with $6,637 for the same period ended February 28, 2009.  Returns and allowances for the nine months ended February 28, 2010 amounted to $28,144, compared with $41,405 for the same period ended February 28, 2009.

Our revenue less returns and allowances is our total revenue.  Total revenue for the three months ended February 28, 2010 was $606,554, compared with $485,055 for the same period ended February 28, 2009.  Total revenue for the nine months ended February 28, 2010 was $2,152,622, compared with $1,316,601 for the same period ended February 28, 2009.

Our operating expenses for the three months ended February 28, 2010 was $569,669, compared with $371,861 for the same period ended February 28, 2009.  The increase in our operating expenses for the three months ended February 28, 2010 compared with February 28, 2009 is displayed in the following table showing expenses for both periods:

	2010	2009

Advertising	$22,303	$11,046
Bank charges	2,444	4,096
Commissions	67,653	18,714
Computer services	1,841	24,605
Consulting	8,949	250
Contributions	334	850
Depreciation	14,177	16,485
Dues and subscriptions	-0-	10,810
Employee benefits	19,055	23,427
Entertainment	4,120	2,808
Freight	978	429
Insurance	340	194
Interest	-0-	23
Internet	8,059	10,195
Legal and accounting	19,152	5,869
Licenses and fees	14	168
Miscellaneous	2,747	7
Office expense	1,901	501
Outside services	1,528	1,807
Public and investor relations	-0-	550
Rent	27,867	13,655
Repairs and maintenance	2,259	3,471
Salaries	338,460	187,303
Supplies	1,193	2,060
Taxes - other	291	2,064
Telephone	12,565	17,746
Travel	2,159	4,001
Utilities	9,280	8,727

TOTAL OPERATING EXPENSES	$569,669	$371,861

Our operating expenses for the nine months ended February 28, 2010 was $1,473,655, compared with $1,220,027 for the same period ended February 28, 2009.  The increase in our operating expenses for the three months ended February 28, 2010 compared with February 28, 2009 is displayed in the following table showing expenses for both periods:

	2010	2009

Advertising	$87,609	$32,760
Bank charges	13,415	20,038
Commissions	187,198	46,857
Computer services	51,533	27,262
Consulting	19,454	222,250
Contributions	497	894
Depreciation	41,434	42,564
Dues and subscriptions	-0-	10,810
Employee benefits	28,034	39,661
Entertainment	8,153	4,971
Freight	2,066	956
Insurance	1,459	194
Interest	249	55
Internet	25,386	30,519
Legal and accounting	30,007	34,492
Licenses and fees	145	20,498
Miscellaneous	9,872	114
Office expense	7,587	3,128
Outside services	4,332	7,197
Printing	-0-	42
Public and investor relations	-0-	550
Rent	75,328	46,414
Repairs and maintenance	5,382	4,432
Salaries	788,599	517,438
Supplies	2,733	5,507
Taxes - other	1,939	2,494
Telephone	46,530	54,142
Travel	11,487	18,300
Utilities	23,227	25,488

TOTAL OPERATING EXPENSES	$1,473,655	$1,220,027

We had other income of $17,199 for the three months ended February 28, 2010, compared with other expenses of $44,712 for the three months ended February 28, 2009. The difference is explained mainly by a gain from currency hedging contracts of $13,002 for the three months ended February  28, 2010, compared with a loss from currency hedging contracts of $45,859 for the same period ended February 28, 2009.

We had other income of $72,421 for the nine months ended February 28, 2010, compared with other income of $14,087 for the nine months ended February 28, 2009. The large increase in other income is attributable mainly to a gain from currency hedging contracts of $39,883 for the nine months ended February  28, 2010, compared with a loss from currency hedging contracts of $106,381 for the same period ended February 28, 2009.    This was offset by no federal income tax benefits for the nine months ended February 28, 2010, compared with $95,000 in federal income tax benefits for the nine months ended February 28, 2009.

We had net income of $35,084 for the three months ended February 28, 2010, compared with net income of $44,482 for the three months ended February 28, 2009.

We had net income of $491,388 for the nine months ended February 28, 2010, compared with net income of $110,661 for the nine months ended February 28, 2009.

Liquidity and Capital Resources

As at February 28, 2010, we had $1,843,637 in current assets and $284,791 in current liabilities. On February 28, 2010, we had working capital of $1,558,846.

Operating activities provided $656,008 in cash for the nine months ended February 28, 2010. Our net income of $491,388, along with depreciation of $41,434, deferred income tax of $50,000 and accrued income tax of $210,000 were the primary components of our positive operating cash flow, offset mainly by accounts receivable of $146,134. Cash flows used by investing activities during the nine months ended February 28, 2010 was $29,296 mainly as a result $105,364 from the purchase of property and equipment, offset by $78,050 in changes in investment in marketable securities. Cash flows provided by financing activities during the nine months ended February 28, 2010 was $559,206, largely as a result of $534,796 from the sale of our common stock and $28,923 from borrowings on a note payable, offset by $66,500 made in investments of closely held companies.

Currently, our primary source of liquidity is cash flows provided by our operations. We will not require additional capital to execute our plan, unless we expand into additional facilities or grow through the acquisition of complementary businesses. Our current cash flows from operations are sufficient to meet our working capital requirements over the next 12 months.

Off Balance Sheet Arrangements

As of February 28, 2010, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Christopher Johns.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended February 28, 2010.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the reporting period, we issued 875,000 shares of our common stock for proceeds of $525,000.  This issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended February 28, 2010.

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

SupportSave Solutions, Inc.

Date:	April 19, 2010

By: /s/ Christopher Johns Christopher Johns Title: Chief Executive Officer and Director