Form 10-Q/A
period 2009-11-30
SupportSave Solutions Inc
filed 2010-04-27
CIK 1401475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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
( Registrant’s telephone number)
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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q, previously filed with the United States Securities and Exchange Commission on December 31, 2009, is to correct the receivables as they were overstated by $106,410.   Consequently we are restating the revenue and net income to $847,965 and $259,424 respectively. We also had a one-time sale of a website that contributed an additional $141,812.50 in revenue.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of November 30, 2009 (unaudited) and May 31, 2009 (audited);
F-2	Consolidated Statements of Operations for the three and six months ended November 30, 2009 and November 30, 2008 (unaudited);
F-3	Consolidated Statement of Changes in Stockholders’ Equity as of November 30, 2009 and year ended May 31, 2009 (unaudited);
F-4	Consolidated Statements of Cash Flows for the six months ended November 30, 2009 and November 30, 2008 (unaudited);
F-5	Notes to Consolidated Financial Statements;

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

SUPPORTSAVE SOLUTIONS, INC.
Consolidated Balance Sheets
As of November 30, 2009(Unaudited) and May 31, 2009 (Audited)

ASSETS
	November 30, 2009 (Unaudited) (restated)	May 31, 2009 (Audited)
Current Assets
Cash and cash equivalents	$1,050,216	$474,626
Investment in marketable securities	20,013	98,063
Accounts receivable - trade	144,338	14,931
Accounts receivable - other	-0-	6,200
Prepaid expenses	3,240	790
Total Current Assets	1,217,807	594,610

Property and equipment, net	185,042	130,546

Other Assets
Security deposits	11,482	7,482
Note receivable - Florida office building	210,000	210,000
Investment in closely held company	16,500	-0-
Deferred income tax	-0-	50,000
Total Other Assets	237,982	267,482

TOTAL ASSETS	$1,640,831	$992,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts payable - trade	$32,344	$31,960
Accrued wages and taxes	37,013	25,560
Deferred revenue	5,811	2,719
Accrued income taxes	154,000	-0-
Current portion of long-term debt	5,081	-0-
Loan payable - officer	800	-0-
Total Current Liabilities	235,049	60,239

Long Term Liabilities
Note payable	23,842	-0-

Total Liabilities	258,891	60,239

STOCKHOLDERS' EQUITY
Common stock, $.00001 par value, 100,000,000 shares authorized, 13,255,198 shares issued and outstanding	132	132
Preferred stock, $.00001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	-0-	-0-
Additional paid-in-capital	1,153,096	1,143,291
Treasury stock	(3,029)	(64,207)
Cumulative translation adjustment	(30,294)	(21,958)
Retained earnings (deficit)	262,035	(124,859)
Total Stockholders' Equity	1,381,940	932,399

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,640,831	$992,638
See accompanying notes to the consolidated financial statements

SUPPORTSAVE SOLUTIONS, INC.
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended November 30, 2009 and 2008
	For the three months ended November 30, 2009 (Unaudited) (Restated)	For the three months ended November 30, 2008 (Unaudited)	For the six months ended November 30, 2009 (Unaudited) (Restated)	For the six months ended November 30, 2008 (Unaudited)
REVENUE
Sales	$851,056	$411,854	$1,447,860	$866,314
Less returns and allowances	(3,091)	(18,206)	(8,202)	(34,768)
TOTAL NET REVENUE	847,965	393,648	1,439,658	831,546

OPERATING EXPENSES	457,926	539,426	903,986	848,166

OPERATING INCOME (LOSS)	390,039	(145,778)	535,672	(16,620)

OTHER INCOME (EXPENSE)
Interest income	3,093	2,200	6,973	4,026
Other income	-0-	-0-	125	4,596
Gains on sales of investments	-0-	16,186	24,395	16,186
Gains/(losses) from currency hedging contracts	9,444	(41,627)	26,881	(60,522)
(Losses) on sales of assets	(3,152)	-0-	(3,152)	-0-
TOTAL OTHER INCOME (EXPENSE)	9,385	(23,241)	55,222	(35,714)

NET INCOME (LOSS) BEOFRE PROVISION FOR INCOME TAXES	399,424	(169,019)	590,894	(52,334)

PROVISION FOR FEDERAL INCOME TAX (BENEFIT)	(140,000)	182,600	(204,000)	143,000

NET INCOME	$259,424	$13,581	$386,894	$90,666

NET INCOME PER SHARE: BASIC AND DILUTED	$0.02	$0.00	$0.03	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	13,255,198	12,932,121	13,255,198	12,792,155
See accompanying notes to the consolidated financial statements

SUPPORTSAVE SOLUTIONS, INC.
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
As of November 30, 2009
	Common Stock		Additional Paid-in	Treasury	Cumulative Translation	Retained Earnings	Stockholders'
	Shares	Amount	Capital	Stock	Adjustment	(Deficit)	Equity

Balance, May 31, 2008	12,655,198	$126	$921,297	$-0-	$(9,833)	$(379,972)	$531,618

Issuance of common stock	600,000	6	221,994	-0-	-0-	-0-	222,000

Purchase of treasury stock	-0-	-0-	-0-	(64,207)	-0-	-0-	(64,207)

Net income and translation
adjustment	-0-	-0-	-0-	-0-	(12,125)	255,113	242,988

Balance, May 31, 2009	13,255,198	$132	$1,143,291	$(64,207)	$(21,958)	$(124,859)	$932,399

Purchase of treasury stock	-0-	-0-	-0-	(9,017)	-0-	-0-	(9,017)

Private placement of common stock	0	-0-	9,805	70,195	-0-	-0-	80,000

Net income and translation adjustment	-0-	-0-	-0-	-0-	(8,336)	386,894	378,558

Balance, November 30, 2009	13,255,198	$132	$1,153,096	$(3,029)	$(30,294)	$262,035	$1,381,940
See accompanying notes to the consolidated financial statements

SUPPORTSAVE SOLUTIONS, INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended November 30, 2009 and 2008

	For the six months ended November 30, 2009 (Unaudited) (Restated)	For the six months ended November 30, 2008 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period	$386,894	$90,666
Adjustments to reconcile net income to net cash
Depreciation	27,257	26,079
Loss (gain) on sale of assets	3,152	-0-
Changes in assets and liabilities:
Accounts receivable - trade	(129,407)	(1,177)
Accounts receivable - other	6,200	-0-
Prepaid expenses	(2,450)	-0-
Security deposit	(4,000)	-0-
Membership equity	-0-	(15,000)
Deferred income tax	50,000	(143,000)
Accounts payable	384	23,819
Accrued wages and taxes	11,453	-0-
Accrued federal income tax	154,000	-0-
Deferred revenue	3,092	(14,077)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	506,575	(32,690)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(99,905)	(280,672)
Proceeds from sale of property and equipment	15,000	-0-
Change in investment in marketable securities	78,050	(175,311)
Currency translation adjustment	(8,336)	(8,387)
NET CASH USED IN INVESTING ACTIVITIES	(15,191)	(464,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-0-	222,000
Private placement of common stock	80,000	-0-
Purchase of treasury stock	(9,017)	-0-
Investment in closely held company	(16,500)	-0-
Proceeds from office building purchase	-0-	248,400
Net borrowings on note payable	28,923	-0-
Proceeds from loan payable to officer	800	-0-
NET CASH PROVIDED BY FINANCING ACTIVITIES	84,206	470,400

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	575,590	(26,660)
CASH AND CASH EQUIVALENTS - BEGINNING	474,626	436,719
CASH AND CASH EQUIVALENTS - ENDING	$1,050,216	$410,059

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
See accompanying notes to the consolidated financial statements

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
Continued…

SUPPORTSAVE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOVEMBER 30, 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Income Taxes

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

B.	Foreign Currency Translation

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

C.	Currency Hedging Contract Transactions

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

D.	Impairment of Long-Lived Assets

The Company reviews its major assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If an asset is considered impaired, then impairment will be recognized in an amount determined by the excess of the carrying amount of the asset over its fair value.
Continued…

SUPPORTSAVE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOVEMBER 30, 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short-term maturities.  Securities that are publicly traded are valued at their fair market value based as of the balance sheet date presented.

B.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

C.	Advertising Costs

The Company follows the policy of expensing advertising costs as they are incurred.

D.	Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock in recorded as treasury stock.  Gains and losses on the subsequent reissuance of shares are credited or charged to capital in excess of par value using the average-cost method.

E.	Basic Loss per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

F.	Recent Accounting Pronouncements

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

9.	INCOME TAXES

The provision for Federal income taxes consists of the following at November 30:

    2009                                  2008

Current expense                                                                $  204,000                              $   39,600
Deferred (benefit) expense                                                                  (50,000)                                 (89,600)

$  154,000                              $  (50,000)

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows at November 30:

    2009                                  2008

Deferred tax asset attributable to:
Net operation loss carryover                                         $        -0-                               $   89,600
Less: valuation allowance                                                        -0-                                  (89,600)

Net deferred tax asset                                                         $        -0-                                $         -0-

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

Our revenue reported for the three months ended November 30, 2009 was $851,056, compared with $411,854 for the three months ended November 30, 2008.  Our revenue reported for the six months ended November 30, 2009 was $1,447,860, compared with $866,314 for the six months ended November 30, 2008.

Our revenue generated for all periods was attributable to the sale of our BPO services. The increase in revenues for the three and six months ended November 30, 2009 from the same periods in 2008 is attributable to an increase in the sale of our BPO services as a result of expanding our facilities and operations.

During the quarter, management sold an internet-based business venture to a third-party.  The proceeds from this one-time sale increased quarterly revenues by approximately $142,000 and the operation of this venture during the quarter increased quarterly revenue by approximately $65,000.

Returns and allowances are refunds for services not provided.  Returns and allowances for the three months ended November 30, 2009 amounted to $3,091, compared with $18,206 for the same period ended November 30, 2008.  Returns and allowances for the six months ended November 30, 2009 amounted to $8,202, compared with $34,768 for the same period ended November 30, 2008.

Our revenue less returns and allowances is our total revenue.  Total revenue for the three months ended November 30, 2009 was $847,965, compared with $393,648 for the same period ended November 30, 2008.  Total revenue for the six months ended November 30, 2009 was $1,439,658, compared with $831,546 for the same period ended November 30, 2008.

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

We had net income of $259,424 for the three months ended November 30, 2009, compared with net income of $13,581 for the three months ended November 30, 2008.

We had net income of $386,894 for the six months ended November 30, 2009, compared with net income of $90,666 for the six months ended November 30, 2008.

5

Liquidity and Capital Resources

As at November 30, 2009, we had $1,217,807 in current assets and $235,049 in current liabilities. On November 30, 2009, we had working capital of $1,640,831.

Operating activities provided $506,575 in cash for the six months ended November 30, 2009. Our net income of $386,894, along with depreciation of $27,257, deferred income tax of $50,000 and accrued income tax of $154,000 were the primary components of our positive operating cash flow, offset mainly by accounts receivable of $129,407. Cash flows used by investing activities during the six months ended November 30, 2009 was $15,191 mainly as a result $99,905 used to purchase property and equipment, offset by $78,050 in changes in investment in marketable securities. Cash flows provided by financing activities during the six months ended November 30, 2009 was $84,206, largely as a result of $80,000 from the sale of our common stock.

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

SupportSave Solutions, Inc.

Date:	April 22, 2010

By: /s/Christopher Johns Christopher Johns Title: Chief Executive Officer and Director