Form 10-K
period 2010-05-31
SupportSave Solutions Inc
filed 2010-10-08
CIK 1401475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-143901

SupportSave Solutions, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0534639
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11132 Ventura Blvd, Ste. #420 Studio City, CA	91604
(Address of principal executive offices)	(Zip Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	not applicable

Securities registered under Section 12(g) of the Exchange Act:
Title of each class
None

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,271,781 as of November 30, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  14,503,531 as of May 31, 2010.

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

Employees

Currently we have approximately 290 employees, consisting primarily as dedicated agents working directly for clients. Of the 290 employees approximately 16 are considered admin or operational, which include payroll, HR and IT staff as well as supervisors and management. We count our employees using a FTE methodology (Full-time equivalent) which means 2 part-time employees would be counted as one, and an employee with a standard 60 hour work week would be counted as 1.5, approximately 90% of our employees work a U.S. standard 40 hour work week.

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

Item 2.   Properties

Our Executive Offices

Our principal executive offices are located at 11132 Ventura Blvd, Ste. #420 Studio City, CA 91604. Our mailing address is the same. We commenced at this location on August 15, 2010 and our lease payment is approximately $1,500 per month.

Our Facilities

The Philippines

Our existing facility is able to accommodate 326 workstations for our dedicated employee services.  This facility can accommodate 400-600 employees. Depending upon utilization, we are able to operate 24 hours per day, 7 days per week.  The lease began on December 1, 2007, and is for 5 years at the rate of approximately $3,500 per month.  Additional space has recently been added at an additional $1,720 per month.

The company has secured a lease for an additional operation facility in Cebu, Philippines that will accommodate approximately 500 workstations.   The Robinson’s Cybergate facility is located near to our existing operation and the newly leased space has been specifically designed for BPO work.  The seven-story mixed use Cybergate building opened in December of 2009 and SupportSave is planning to occupy the 7th floor sometime around December of 2010.   The Robinson’s Cybergate facility will become our corporate headquarters in the Philippines and will provide the stable and secure infrastructure required for growth.   The facility has been PEZA-accredited and the lease is for five years with the calendar 2011 rate being approximately $18,000 per month.

Boca Raton, Florida

We maintained a sales and marketing office at 2061 NW Boca Raton Blvd, Suite 204, Boca Raton, FL 33431. The lease expired on October 31, 2009 and we closed the Boca Raton office.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   (Removed and Reserved)

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

Fiscal Year Ending May 31, 2010
Quarter Ended	High $	Low $
May 31, 2010	1.27	.41
February 29, 2010	1.30	.45
November 30, 2009	.60	.42
August 31, 2009	.52	.25

Fiscal Year Ending May 31, 2009
Quarter Ended	High $	Low $
May 31, 2009	.51	.15
February 29, 2009	.30	.02
November 30, 2008	.51	.10
August 31, 2008	.80	.20

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

Holders of Our Common Stock

As of May 31, 2010, we had 14,503,531 shares of our common stock issued and outstanding, held by 241 shareholders of record.

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

Recent Sales of Unregistered Securities

During the year ended May 31, 2010 we issued 373,333 shares to employees for total value of $280,000. The shares were valued at the market price on the grant date.

On January 1, 2010, the Company sold 875,000 shares of its common stock in a private offering at $0.60 per share for total cash of $525,000.

We purchased back 266,769 shares of treasury stock for a total cost of $64,207 during the year ended May 31, 2009.  We purchased an additional 20,500 shares for a total cost of $9,017 during the six months ended November 30, 2009.  On August 21, 2009, we sold 275,387 shares of this treasury stock for $80,000 through a subscription agreement in a private placement.  The remaining 11,882 shares continue to be held as treasury stock, as a reduction to shareholders’ equity.

The sale of the above securities was exempt under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and/or Rule 506 promulgated under the Act.

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

Results of Operations for the years ended May 31, 2010 and 2009

To become more profitable and competitive, we have to attract more clients, sell our services and generate more revenues.

Our revenue reported for the year ended May 31, 2010 was $2,866,822, compared with $1,974,163 for the year ended May 31, 2009. Our revenue generated for both periods was attributable to the sale of our BPO services. The increase in revenues for the year ended May 31, 2010 from the same period in 2009 is attributable to an increase in the sale of our BPO services as a result of expanding our facilities and operations.

Returns and allowances are refunds for services not provided.  Returns and allowances for the year ended May 31, 2010 amounted to $54,333, compared with $60,871 for the same period ended May 31, 2009.  We experienced less returns and allowances in the year ended May 31, 2010 compared with the same period 2009 as a result of improved service delivery.

Our revenue less returns and allowances is our net revenue.  Net revenue for the year ended May 31, 2010 was $2,812,489, compared with $1,913,292 for the same period ended May 31, 2009.

Our operating expenses for the year ended May 31, 2010 were $2,620,990, compared with $1,649,498 for the same period ended May 31, 2009.  Aside from our selling, general and administrative expenses, which decreased by $143,236 for the year ended May 31, 2010 from prior year ended 2009, the increase in our operating expenses for the year ended May 31, 2010 compared with May 31, 2009 is mainly attributable to increased wages and benefits, which more than doubled in 2010, rent, which increased by $36,701 in 2010, and commissions, which also more than doubled in 2010.  Below is a breakdown of our operating expenses for the years ended May 31, 2010 and 2009.

	2010	2009
Advertising	104,389	52,586
Bank charges	18,350	23,963
Commissions	283,526	110,921
Computer services	53,552	59,382
Consulting	19,454	222,250
Contributions	646	1,737
Depreciation	58,318	58,789
Dues and subscriptions	1,995	7,989
Employee benefits	56,922	43,071
Entertainment	8,939	5,872
Freight	2,095	1,050
Insurance	2,670	413
Interest	249	78
Internet	42,546	39,368
Legal and accounting	62,471	52,993
Licenses and fees	145	23,523
Miscellaneous	10,484	647
Office expense	14,635	5,745
Outside services	7,653	8,480
Printing	0	42
Public and investor relations	0	909
Rent	103,977	67,276
Repairs and maintenance	7,744	11,037
Salaries	1,599,165	703,215
Supplies	3,204	7,343
Taxes - other	28,238	5,650
Telephone	59,813	76,258
Travel	26,490	24,477
Utilities	43,320	34,432

We had other income of $229,556 for the year ended May 31, 2010.  Other income for this period consisted mainly of $149,540 on the sale of assets, $54,964 on the gain from currency hedging transactions, and $16,922 in interest income.  In comparison, we experienced other expenses of $58,682 for the year ended May 31, 2009.  Other expenses for this period consisted mainly of $96,282 in losses from currency hedging transactions, offset by gains of $24,712 on the sale of investments, $6,250 in interest income, and $4,906 in miscellaneous income.

During the third quarter of 2010, management sold an internet-based business venture to a third-party.  The proceeds from this one-time sale increased the quarterly income by approximately $142,000 and the operation of this venture during the quarter increased quarterly income by approximately $65,000.

We had net income of $274,055 for the year ended May 31, 2010, compared with net income of $255,112 for the year ended May 31, 2009.

Liquidity and Capital Resources

As at May 31, 2010, we had $1,987,897 in current assets and $262,654 in current liabilities. On May 31, 2010, we had working capital of $1,725,243.

Operating activities provided $539,242 in cash for year ended May 31, 2010. Our stock based compensation expense of $280,000 and net income of $274,055, along with deferred income tax liabilities of $97,000, accrued expenses of $88,308, depreciation of $58,318, and deferred income tax of $50,000 were the primary components of our positive operating cash flow. These were offset mainly by $155,317 in trade accounts receivable and $149,540 in gains on the sale of property.  Cash flows used by investing activities during the year ended May 31, 2010 were $22,599 mainly as a result of $204,704 from the sale of property and equipment and proceeds from the sale of marketable securities in the amount of $102,444, offset by $184,661 from the purchase of property and equipment, $56,726 as a result of an increase in security deposits and $50,000 in related party notes receivable. Cash flows provided by financing activities during the year ended May 31, 2010 were $596,783 primarily as a result of $525,000 from the issuance of stock, $80,000 from the sale of treasury stock, and $28,923 from proceeds from a loan, offset mainly by $28,923 in payments on a loan payable.

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

Off Balance Sheet Arrangements

As May 31, 2010, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Consolidated Balance Sheets as of May 31, 2010 and 2009
F-3	Consolidated Statements of Operations for the years ended May 31, 2010 and 2009
F-4	Consolidated Statement of Stockholders’ Equity as of May 31, 2010
F-5	Consolidated Statements of Cash Flows for years ended May 31, 2010 and 2009
F-6	Notes to Consolidated Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
SupportSave Solutions, Inc.
Alamo, CA 94507

We have audited the accompanying consolidated balance sheets of SupportSave Solutions, Inc., as of May 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SupportSave Solutions, Inc., as of May 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan
September 29, 2010

SUPPORTSAVE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2010 AND 2009

	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,588,056	$474,626
Investments in marketable securities	610	98,063
Accounts receivable – trade	170,249	14,932
Accounts receivable - other	15,441	6,200
Note receivable – current	210,000	0
Interest receivable	3,541	790
Total Current Assets	1,987,897	594,611

PROPERTY AND EQUIPMENT, net	201,723	130,546

OTHER ASSETS
Security deposit	64,208	7,482
Note receivable – building	0	210,000
Note receivable – related party	50,000	0
Deferred income tax asset	0	50,000
Total Other Assets	114,208	267,482

TOTAL ASSETS	$2,303,828	$992,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$50,986	$31,961
Accrued expenses	113,868	25,560
Loan payable – officer	800	0
Deferred revenue	0	2,719
Deferred income tax liability	97,000	0
Total Current Liabilities	262,654	60,240

STOCKHOLDERS’ EQUITY
Common stock, $.00001 par value, 100,000,000 shares authorized; 14,503,531 and 13,255,198 shares issued and outstanding at May 31, 2010 and 2009, respectively	145	132
Additional paid in capital	1,958,084	1,143,292
Treasury stock	(3,029)	(64,207)
Cumulative translation adjustment	(43,818)	(21,958)
Unrealized gain (loss) on investments	(19,403)	0
Retained earnings (deficit)	149,195	(124,860)
Total Stockholders’ Equity	2,041,174	932,399

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,303,828	$992,639

The accompanying notes are an integral part of the financial statements

SUPPORTSAVE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2010 AND 2009

	2010	2009
REVENUE
Sales	$2,866,822	$1,974,163
Less: returns and allowances	(54,333)	(60,871)

NET REVENUE	2,812,489	1,913,292

OPERATING EXPENSES
Wages and benefits	1,656,087	746,286
Rent	103,977	67,276
Telephone, internet and utilities	145,679	150,058
Commissions	283,526	110,921
Selling, general and administrative	431,721	574,957
TOTAL OPERATING EXPENSES	2,620,990	1,649,498

OPERATING INCOME	191,499	263,794

OTHER INCOME (EXPENSE)
Interest income	16,922	6,250
Miscellaneous other income	235	4,906
Gain on sale of investments	7,895	24,712
Gain (loss) from currency hedging transactions	54,964	(96,282)
Gain on sale of assets	149,540	1,732
TOTAL OTHER INCOME (EXPENSE)	229,556	(58,682)

NET INCOME BEFORE PROVISION FOR FEDERAL INCOME TAX (BENEFIT) EXPENSE	421,055	205,112

PROVISION FOR FEDERAL INCOME TAXES (BENEFIT) EXPENSE	147,000	(50,000)

NET INCOME	$274,055	$255,112

NET INCOME PER SHARE: BASIC AND DILUTED	$0.02	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	13,638,800	12,918,508

The accompanying notes are an integral part of the financial statements

SUPPORTSAVE SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AS OF MAY 31, 2010

	Common Stock		Additional Paid in	Treasury	Cumulative Translation	Unrealized Gain (Loss)	Retained Earnings
	Shares	Amount	Capital	Stock	Adjustment	on Investments	(Deficit)	Total
Beginning balance, May 2, 2007	-	$0	$0	$0	$0	$0	$0	$0

Issuances of common stock	11,307,603	113	130,762	-	-	-	-	130,875

Net loss	-	-	-	-	-	-	(21,585)	(21,585)

Balance, May 31, 2007	11,307,603	113	130,762	0	-	-	(21,585)	109,290

Issuance of common stock	1,347,595	13	790,536	-	-	-	-	790,549

Net loss	-	-	-	-	(9,833)	-	(358,387)	(368,220)

Balance, May 31, 2008	12,655,198	126	921,298	0	(9,833)	0	(379,972)	531,619

Issuance of common stock	600,000	6	221,994	-	-	-	-	222,000

Purchase of treasury stock	-	-	-	(64,207)	-	-	-	(64,207)

Net income	-	-	-	-	(12,125)	-	255,112	242,987

Balance, May 31, 2009	13,255,198	132	1,143,292	(64,207)	(21,958)	0	(124,860)	932,399

Purchase of treasury stock	-	-	-	(9,017)	-	-	-	(9,017)

Common stock issued for cash	875,000	9	524,991	-	-	-	-	525,000

Sale of treasury stock	-	-	9,805	70,195	-	-	-	80,000

Common stock issued for services	373,333	4	279,996	-	-	-	-	280,000

Net income	-	-	-	-	(21,860)	(19,403)	274,055	232,792

Balance, May 31, 2010	14,503,531	$145	$1,958,084	$(3,029)	$(43,818)	$(19,403)	$149,195	$2,041,174

The accompanying notes are an integral part of the financial statements

SUPPORTSAVE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period	$274,055	$255,112
Adjustments to reconcile net to cash provided by operating activities:
Depreciation	58,319	58,789
Stock based compensation	280,000	222,000
Gain on sale of property	(149,540)	(1,732)
Gain on investment	(7,895)	0
Changes in assets and liabilities:
Accounts receivable – trade	(155,317)	(8,387)
Accounts receivable – other	(9,241)	0
Interest receivable	(2,751)	(790)
Deferred income tax	50,000	(50,000)
Account payable	19,025	21,248
Accrued expenses	88,308	25,560
Deferred revenue	(2,719)	(15,014)
Deferred income tax liability	97,000	0
NET CASH PROVIDED BY OPERATING ACTIVITIES	539,244	506,786

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(184,661)	(324,778)
Sale of property and equipment	204,706	34,956
Increase in security deposit	(56,726)	(6,200)
Investment in marketable securities	0	(96,525)
Proceeds from sale of marketable securities	102,444	0
Investments in non-controlled subsidiaries	(16,500)	0
Issuance of note receivable – related party	(50,000)	0
Currency translation adjustment	(21,860)	(12,125)
NET CASH USED IN INVESTING ACTIVITIES	(22,597)	(404,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	525,000	0
Sale of treasury stock	80,000	0
Purchase of treasury stock	(9,017)	(64,207)
Payments on loan payable	(28,923)	0
Proceeds from loan payable	28,923	0
Proceeds from loan payable - officer	800	0
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	596,783	(64,207)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,113,430	37,907
CASH AND CASH EQUIVALENTS – BEGINNING	474,626	436,719
CASH AND CASH EQUIVALENTS – ENDING	$1,588,056	$474,626

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$79
Cash paid for income taxes	$0	$0
SUPPLEMENTAL NON-CASH TRANSACTIONS:
Note receivable from sale of building	$0	$(210,000)

The accompanying notes are an integral part of the financial statements

SUPPORTSAVE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2010

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company uses the accrual basis of accounting and has adopted a May 31 fiscal year end.

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

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

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

Deferred Revenue
Deferred revenue represents advances received on services to be rendered for the periods subsequent to May 31, 2010 and 2009. Deferred revenue was $0 and $2,719 as of May 31, 2010 and 2009, respectively.

SUPPORTSAVE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2010

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs
The Company follows the policy of expensing advertising costs as they are incurred. Advertising expense for the years ended May 31, 2010 and 2009 were $104,389 and $52,586, respectively.

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

Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, investments in marketable securities, accounts receivable – trade and other, notes receivable, interest receivable, accounts payable, accrued expenses, loan payable – officer and deferred revenue. The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short-term maturities. Securities that are publicly traded are valued at their fair market value based as of the balance sheet date presented.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Treasury Stock
Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.  Gains and losses on the subsequent reissuance of shares are credited or charged to additional paid in capital using the average-cost method.

Basic Income Per Share
Basic income per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2010.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options. During the year ended May 31, 2010, the Company issued 373,333 shares of common stock to employees. See note 9.

SUPPORTSAVE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2010

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of May 31, 2010 and 2009:

	2010	2009
Computers and equipment	$147,771	$119,210
Furniture and fixtures	65,969	37,520
Software	13,699	13,699
Leasehold improvements	29,709	11,594
Vehicles	63,270	23,512
Sub-total	320,418	205,535
Less: Accumulated depreciation	(118,695)	(74,989)
Total Property and Equipment	$201,723	$130,546

Depreciation expense was $58,318 and $58,789 for the years ended May 31, 2010, respectively.

NOTE 4: NOTE RECEIVABLE

On May 11, 2009, the Company sold its office building for $260,000 on a note receivable.  The Company received $50,000 down and the remainder is payable in 23 monthly interest only installments of $1,225 beginning June 11, 2009, with a balloon payment of the remaining principal and all accrued interest due on May 11, 2011.  The note bears interest at 7% per annum and is secured by the real property.

NOTE 5: NOTE RECEIVABLE – RELATED PARTY

During the year ended May 31, 2010, the Company loaned $50,000 to a related party to fund an investment in a film project.  The loan is due on June 14, 2011 and at that time a total balloon payment of $55,000 is due that will satisfy the principal and accrued interest.

NOTE 6: MARKETABLE SECURITIES

Marketable securities are shown on the balance sheet.  The first-in, first-out (FIFO) method is used to determine the cost of each security at the time of sale. We consider our investment portfolio and marketable equity investments available-for-sale.  Accordingly, these investments are recorded at fair market value. As of May 31, 2010, an unrealized loss of $19,403 has been recorded.  No unrealized loss was recorded as of May 31, 2009 due to materiality. Cost and market value of equitable securities at May 31, 2010 and 2009 are as follows:

	Cost	Gross Unrealized Loss	Market Value

Equities/Options, May 31, 2010	$20,013	$(19,403)	$610

Equities/Options, May 31, 2009	$98,063	$(9,262)	$88,801

SUPPORTSAVE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2010

NOTE 7: INVESTMENTS

During the year ended May 31, 2010, the Company invested in a company, Affordacars, LLC, in the amount of $16,500.  As of May 31, 2010 the Affordacars, LLC is insolvent and the investment has been written off in full.

NOTE 8: ACCRUED EXPENSES

Accrued expenses consisted of the following as of May 31, 2010 and 2009:

	2010	2009
Accrued wages and taxes	$74,683	$25,560
Accrued professional fees	12,015	0
Accrued foreign taxes	25,985	0
Accrued miscellaneous	1,185	0
Total Accrued expenses	$113,868	$25,560

NOTE 9: COMMON STOCK

The Company issued shares at various times to employees for services rendered.  During the years ended May 31, 2010 and 2009, 373,333 and -0- shares were issued to employees and -0- and 600,000 shares were issued to vendors for services rendered for total value of $280,000 and $220,000, respectively. The shares were valued at the market price on the grant date.

On January 1, 2010, the Company sold 875,000 shares of its common stock in a private offering at $0.60 per share for total cash of $525,000.

The Company purchased back 266,769 shares of treasury stock for a total cost of $64,207 during the year ended May 31, 2009.  The Company purchased an additional 20,500 shares for a total cost of $9,017 during year ended May 31, 2010.  On August 21, 2009, the Company sold 275,387 shares of this treasury stock for $80,000 through a subscription agreement in a private placement.  The proceeds and cost of these shares have been accounted for in additional paid in capital.  The remaining 11,882 shares continue to be held as treasury stock, as a reduction to shareholders’ equity.

NOTE 10: OPERATING LEASE

The Company operates out of a leased facility in Cebu, Philippines.  The lease began December 1, 2007, and is for 5 years at the rate of approximately $3,500 per month.  Additional space was added at an additional $1,720 per month.  The Company also leased an office in Boca Raton, Florida for $850 per month, plus tax.  The lease expired on October 31, 2009 and the Company closed its Boca Raton office.  The Company leased an office in Los Angeles, California for its administrative headquarters, but abandoned it as of August 31, 2009 for a similar one in the same building.  The lease is on a month-to-month basis for $4,000 per month.  This lease was terminated as of March 31, 2010 and the Company has vacated the premises. On August 15, 2010, the Company signed a new lease in Los Angeles for approximately $1,200 per month for a term of twelve months.

In March 2010, the Company signed a new lease for a facility in Cebu, Philippines. The lease begins July 30, 2010, and is for 5 years at the rate of approximately $18,000 per month.  The lease contains a rent-free fit-out period from August 2010 to December 2010.  The lease also contains an option for an additional 5 years upon mutual agreement of the parties.  The Company anticipates moving to their new facility during the next fiscal year.

SUPPORTSAVE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2010

NOTE 10: OPERATING LEASE (CONTINUED)

Minimum annual rents for all leases for the next five years are as follows:

Period Through:	Amount:
May 31, 2011	$169,143
2012	196,195
2013	171,947
2014	147,914
2015	155,418
Thereafter	26,113
Total	$866,731

NOTE 11: INCOME TAXES

The provision for Federal income tax consists of the following at May 31:

	2010	2009
Refundable Federal income tax attributable to:
Current operations	$147,000	$(50,000)
Less: valuation allowance	0	0
Net provision (benefit) for Federal income taxes	$147,000	$(50,000)

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows at May 31:

	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$(97,000)	$50,000
Less: valuation allowance	0	0
Net deferred tax asset (liability)	$(97,000)	$50,000

NOTE 12: CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at three financial institutions.  At May 31, 2010, the Company’s cash and cash equivalents exceeded federally insured limits by $1,232,594.  Of the total cash and cash equivalents, $8,594 is invested in a broker/dealer money market account.

NOTE 13: SUBSEQUENT EVENTS

On June 2, 2010, the Company loaned an additional $50,000 to a related party.  The loan is due 18 eighteen months from the date of issuance and a balloon payment of $55,000 consisting of principal and interest will be due at that time.

Subsequent to August 15, 2010, the Company signed a new lease for office space in Los Angeles, California for approximately $1,200 per month for a term of twelve months.

On August 16, 2010, the Company entered into an agreement to build-out the new space leased in Cebu, Philippines for approximately $500,000. The build-out is expected to be completed within ninety days of the date of the agreement.

Management has evaluated subsequent events through September 29, 2010 and has determined it does not have any material subsequent events to disclose other than those mentioned above.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2010. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of May 31, 2010.

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

Item 9B.   Other Information

Effective March 15, 2010, Michael Palasick resigned as our Chief Financial Officer.  There was no known disagreement with Mr. Palasick on any matter relating to the Company’s operations, policies or practices.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of May 31, 2010 and their present positions.

Name	Age	Position Held with the Company
Joseph S. Duryea	47	President and Director
Christopher Johns	31	Chief Executive Officer and Director
Aina Mae Dumlao-Johns	23	Treasurer, Senior Vice President and Director
Richard Halprin	46	Director

Set forth below is a brief description of the background and business experience of executive officers and directors.

Joseph S. Duryea

Mr. Duryea has a 20 year career in the BPO industry and has been a key executive in several fast-growing BPO firms.  Over his tenure, he and his teams have secured dozens of multi-million dollar contracts with Fortune 1000 companies across the financial services, healthcare and pharmaceuticals, travel and hospitality, technology and telecommunications sectors. Most recently, Mr. Duryea was Senior Vice President of Sales at PeopleSupport (now Aegis).  While at PeopleSupport, Mr. Duryea headed up PeopleSupport’s sales and marketing and was a member of the Executive Team, until it was ultimately acquired for $250MM by Aegis BPO in late 2008.  Previously, Joseph Duryea led BPO sales organizations for Convergys (CVG), ClientLogic (now Sitel), TransWorks (now Minacs), IBM (IBM), and American Express (AXP).

Christopher Johns

Since May 2, 2007, Christopher Johns has been our Chief Executive Officer. From November 2004 to present Mr. Johns was involved in sales and management of SupportSave Management Solutions, a business owned by his wife, Aina Mae Dumlao-Johns. Support Save Management Solutions is engaged in the same line of business. From January 2003 to November 2004, Mr. Johns managed CallOnThe.Net and CheapTalk Phone cards which operated from Malaysia and Thailand and focused on sales of telecommunications services in developing markets in Asia, Africa and the Middle East. From early 2001 to January 2003, Mr. Johns managed an E-Commerce website from Venezuela that focused on the sales of "As Seen On TV" fitness products to the worldwide market.

Aina Mae Dumlao-Johns

Since May 2, 2007, Aina Mae Dumlao-Johns has, in addition to being our company’s founder, held various leadership positions including Secretary, Treasurer, Senior Vice President and Chief Operating Officer and is a member of the board of directors. Since November 2004, Ms. Dumlao-Johns has been owner of Support Save Management Solutions, a business located in the Philippines.  Support Save Management Solutions is engaged in the same business we are engaged in. From June 2001 to May 2005, Ms. Dumlao-Johns was a student at the University of the Philippines, Diliman.

Richard Halprin

For the last seventeen years, Mr. Halprin has engaged in the private practice of law in Troy, Michigan. Mr. Halprin is also a Magistrate of the 45B District Court (Oak Park, Mich.).

Family Relationships

Except for Christopher Johns and Aina Mae Dumlao-Johns, who were married but are not divorced, there are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

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

For the fiscal year ending May 31, 2010, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended May 31, 2009 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Code of Ethics

As of May 31, 2010, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended May 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph S. Duryea, President and Director	2010 2009	50,000 0	0	152,716	0	0	0	0	202,716 0
Christopher Johns, CEO and Director	2010 2009	23,555 13,595	0	0	0	0	0	30,510 13,769	$54,065 27,364
Aina Mae Dumlao-Johns, Treasurer and Director	2010 2009	8000 14,313	0	0	0	0	0	40,954 8,468	48,954 22,781

Narrative Disclosure to the Summary Compensation Table

On January 22, 2010, we executed an employment agreement (the “Agreement”) with Mr. Duryea.   Pursuant to the terms and conditions of the Agreement:

▪	Duryea will serve as our President and will devote his full working time and energy to our Company and use his best efforts to promote our success;

▪
Duryea will receive an annual base salary of $150,000 and receive stock grants equal to 2,380,000 shares of our common stock that will vest according to time and market capitalization milestones. Duryea’s shares have non-dilution rights and are subject to automatic payout by us in the event of a change in control;

▪	Without the prior written consent of Duryea, we will not perform a change in control, sell our assets outside the ordinary course, or borrow funds in excess of $250,000, along with other restrictions;

▪
Duryea will have the exclusive authority to hire and terminate sales and marketing employees. Duryea is able to grant these employees an aggregate of 4,620,000 shares of common stock from time-to-time. Any shares issued will vest and have the same non-dilution and payout rights that Duryea’s shares have;

▪	The common stock to be granted pursuant to the Agreement will have piggyback registration rights;

▪	Duryea will also be entitled to paid time off, health and other benefits;

▪	Duryea will be subject to non-solicitation restrictions; and

▪	Duryea can only be terminated for cause and may quit for good reason. Upon termination of Duryea’s employment, Duryea will be entitled to severance as provided under the Agreement.

The company is currently negotiating employment agreements with both Chris Johns and Aina Dumlao.   The company expects both Johns and Dumlao will receive salaries commensurate with U.S. standards and their respective responsibilities in the company.

Traditionally, both Johns and Dumlao have been provided housing and other allowances along with a very moderate salary, reflecting the cost of living associated with living in the Philippines.  During the reporting period, Johns was provided a residence in Los Angeles, vehicle and other accommodations valued in the Summary Compensation Table under “All Other Compensation.”

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of May 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Joseph S. Duryea, President and Director	-	-	-	-	-	-	-	-	-
Christopher Johns, Chief Executive Officer and Director	-	-	-	-	-	-	-	-	-
Aina Mae Dumlao-Johns, Treasurer and Director	-	-	-	-	-	-	-	-	-

Compensation of Directors

We do not compensate our directors for their service at this time.

Stock Option Plans

We did not have a stock option plan in place as of May 31, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 31, 2010 certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Title of Class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock (1)
Common Stock	Joseph Duryea 13424 Bedford Ave Omaha, NE 68164 USA	148,750	1.02%
Common Stock	Christopher Johns #1 JL Compound White Hills, Cebu Philippines	5,000,000	34.47%
Common Stock	Aina Mae Dumlao-Johns #1 JL Compound White Hills, Cebu Philippines	5,000,000	34.47%
Common Stock	All Officers and Directors as a Group (three persons)	10,148,750	69.97%
Common Stock	5% shareholders
	Joseph C. Loomis	1,050,610	7.24%
(1)	The percent of class is based on 14,503,531 shares of common stock issued and outstanding as of May 31, 2010

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

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as follows, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

Please refer to Executive Compensation above.

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

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended May 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2009	$12,950	$0	$0	$0
2010	$20,550	$0	$3,000	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.
Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 20, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPPORTSAVE SOLUTIONS, INC.

By: /s/ Christopher S. Johns
Christopher S. Johns
Chief Executive Officer and Director
October 8, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Aina Mae Dumlao-Johns	By: /s/ Christopher S. Johns
Aina Mae Dumlao-Johns Secretary and Director October 8, 2010	Christopher S. Johns Chief Executive Officer and Director October 8, 2010
By: /s/ Joseph Duryea Joseph Duryea President and Director October 8, 2010