Form 10-Q
period 2010-08-31
SupportSave Solutions Inc
filed 2010-10-20
CIK 1401475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-143901

SupportSave Solutions, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	98-0534639
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11132 Ventura Blvd, Ste #420, Studio City, CA 91604
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,844,781  common shares as of  August 31, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of August 31, 2010 (unaudited) and May 31, 2009 (audited);
F-2	Consolidated Statements of Operations for the three months ended August 31, 2010 and 2008 (unaudited);
F-3	Consolidated Statement of Stockholders’ Equity as of August 31, 2010 (unaudited);
F-4	Consolidated Statements of Cash Flows for the three months ended August 31, 2010 and August 31, 2009 (unaudited);
F-5	Notes to Consolidated Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

SUPPORTSAVE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF AUGUST 31, 2010 (UNAUDITED) AND MAY 31, 2010 (AUDITED)

	August 31, 2010 (Unaudited)	May 31, 2010 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,322,164	$1,588,056
Investments in marketable securities	1,000	610
Accounts receivable – trade	148,272	170,249
Accounts receivable – other	0	15,441
Note receivable – current	210,000	210,000
Interest receivable	5,206	3,541
Total Current Assets	1,686,642	1,987,897

PROPERTY AND EQUIPMENT, net	353,806	201,723

OTHER ASSETS
Security deposit	66,396	64,208
Note receivable – related party	100,000	50,000
Deferred tax asset	93,000	0
Total Other Assets	259,396	114,208

TOTAL ASSETS	$2,299,844	$2,303,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$49,915	$50,986
Accrued expenses	57,732	113,868
Loan payable – officer	800	800
Deferred revenue	6,797	0
Deferred tax liability	97,000	97,000
Total Current Liabilities	212,244	262,654

STOCKHOLDERS’ EQUITY
Common stock, $.00001 par value, 100,000,000 shares authorized; 14,844,781 and 14,503,531 shares issued and outstanding at August 31, 2010 and May 31, 2010, respectively	148	145
Additional paid in capital	2,183,192	1,958,084
Treasury stock	(3,029)	(3,029)
Cumulative translation adjustment	(50,010)	(43,818)
Unrealized gain (loss) on investments	(19,013)	(19,403)
Retained earnings (deficit)	(23,688)	149,195
Total Stockholders’ Equity	2,087,600	2,041,174

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,299,844	$2,303,828

The accompanying notes are an integral part of the financial statements

SUPPORTSAVE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED AUGUST 31, 2010 AND 2009

	Three Months Ended August 31, 2010	Three Months Ended August 31, 2009
REVENUE
Sales	$572,587	$596,804
Less returns and allowances	(5,934)	(5,111)
NET REVENUE	566,653	591,693

OPERATING EXPENSES
Wages and benefits	680,948	223,033
Rent	27,034	27,693
Telephone, internet and utilities	25,250	35,883
Commissions	16,910	47,752
Selling, general and administrative	88,200	111,699
TOTAL OPERATING EXPENSES	838,342	446,060

OPERATING INCOME (LOSS)	(271,689)	145,633

OTHER INCOME (EXPENSE)
Interest income	5,806	3,880
Other income	0	125
Gains/(losses) on sales of investments	0	24,395
Gains/(losses) from currency hedging contracts	0	17,437
TOTAL OTHER INCOME (EXPENSE)	5,806	45,837

NET INCOME BEFORE PROVISION FOR FEDERAL INCOME TAX (BENEFIT)	(265,883)	191,470

PROVISION FOR FEDERAL INCOME TAX (BENEFIT)	(93,000)	64,000

NET INCOME (LOSS)	$(172,883)	$127,470

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.01)	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	14,728,558	13,255,198

The accompanying notes are an integral part of the financial statements

SUPPORTSAVE SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
AS OF AUGUST 31, 2010

	Common Stock		Additional Paid in	Treasury	Cumulative Translation	Unrealized Gain (Loss) on	Retained Earnings
	Shares	Amount	Capital	Stock	Adjustment	Investments	(Deficit)	Total
Balance, May 31, 2008	12,655,198	$126	$921,298	$0	$(9,833)	$0	$(379,972)	$531,619

Issuance of common stock	600,000	6	221,994	-	-	-	-	222,000

Purchase of treasury stock	-	-	-	(64,207)	-	-	-	(64,207)

Net income	-	-	-	-	(12,125)	-	255,112	242,987

Balance, May 31, 2009	13,255,198	132	1,143,292	(64,207)	(21,958)	0	(124,860)	932,399

Purchase of treasury stock	-	-	-	(9,017)	-	-	-	(9,017)

Common stock issued for cash	875,000	9	524,991	-	-	-	-	525,000

Sale of treasury stock	-	-	9,805	70,195	-	-	-	80,000

Common stock issued for services	373,333	4	279,996	-	-	-	-	280,000

Net income	-	-	-	-	(21,860)	(19,403)	274,055	232,792

Balance, May 31, 2010	14,503,531	145	1,958,084	(3,029)	(43,818)	(19,403)	149,195	2,041,174

Shares issued as compensation	341,250	3	225,108	-	-	-	-	225,111

Net loss	-	-	-	-	(6,192)	390	(172,883)	(178,685)

Balance, August 31, 2010	14,844,781	$148	$2,183,192	$(3,029)	$(50,010)	$(19,013)	$(23,688)	$2,087,600

The accompanying notes are an integral part of the financial statements

SUPPORTSAVE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED AUGUST 31, 2010 AND 2009

	Three Months Ended August 31, 2010	Three Months Ended August 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$(172,884)	$127,470
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	14,480	12,317
Stock-based compensation	225,111	0
Changes in assets and liabilities:
Accounts receivable - trade	21,977	(25,518)
Accounts receivable - other	15,441	6,200
Accrued interest receivable	(1,665)	0
Deferred tax asset	(93,000)	50,000
Accounts payable	(1,070)	(6,828)
Accrued expenses	(56,136)	31,750
Deferred revenue	6,797	(1,812)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(40,949)	193,579

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(166,563)	(25,062)
Security deposit	(2,188)	(4,000)
Change in investment in marketable securities	0	78,050
Increase in note receivable – related party	(50,000)	0
Currency translation adjustment	(6,192)	(5,145)
NET CASH (USED IN) INVESTING ACTIVITIES	(224,943)	43,843

CASH FLOWS FROM FINANCING ACTIVITIES:
Private placement of treasury stock	0	80,000
Purchase and sale of treasury stock	0	(9,017)
Investment in closely held company	0	(16,500)
NET CASH PROVIDED BY FINANCING ACTIVITIES	0	54,483

NET INCREASE IN CASH AND CASH EQUIVALENTS	(265,892)	291,905

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	1,588,056	474,626

CASH AND CASH EQUIVALENTS - END OF YEAR	$1,322,164	$766,531

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

The accompanying notes are an integral part of the financial statements

SUPPORTSAVE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  We believe that the disclosures are adequate to make the financial information presented not misleading.  These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended May 31, 2010.  All adjustments were of a normal recurring nature unless otherwise disclosed.  In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Principles of Consolidation
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

SUPPORTSAVE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications
Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

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

Deferred Revenue
Deferred revenue represents advances received on services to be rendered for the periods subsequent to August 31, 2010 and May 31, 2010. Deferred revenue was $6,797 and $0 as of August 31, 2010 and May 31, 2010, respectively.

Advertising Costs
The Company follows the policy of expensing advertising costs as they are incurred. Advertising expense for the three months ended August 31, 2010 and 2009 were $20,539 and $38,282, respectively.

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

SUPPORTSAVE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share
Basic income per share is calculated by dividing the Company’s net income (loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2010.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options. During the three months ended August 31, 2010, the Company issued 341,250 shares of common stock to employees. See note 9.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of August 31, 2010 and May 31, 2010:

	August 31, 2010	May 31, 2010
Computers and equipment	$149,849	$147,771
Furniture and fixtures	76,719	65,969
Software	13,699	13,699
Leasehold improvements	29,709	29,709
Vehicles	63,270	63,270
Construction-in-progress	153,734	0
Sub-total	486,980	320,418
Less: Accumulated depreciation	(133,174)	(118,695)
Total Property and Equipment	$353,806	$201,723

On August 16, 2010, the Company entered into an agreement to build-out the new space leased in Cebu, Philippines for approximately $500,000.  The build-out is expected to be completed within ninety days of the date of the agreement.  The Company made its first payment towards the build-out of $153,734 in August 2010 and has recorded it in property and equipment as of August 31, 2010.

Depreciation expense was $14,480 and $12,317 for the three months ended August 31, 2010 and 2009, respectively.

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
AUGUST 31, 2010

NOTE 5: NOTE RECEIVABLE – RELATED PARTY

During the year ended May 31, 2010, the Company loaned $50,000 to a related party to fund an investment in a film project.  The loan is due on June 14, 2011 and at that time a total balloon payment of $55,000 is due that will satisfy the principal and accrued interest.

On June 2, 2010, the Company loaned an additional $50,000 to a related party.  The loan is due eighteen (18) months from the date of issuance and a balloon payment of $55,000, consisting of principal and interest, will be due at that time.

The total note receivable – related party was $100,000 and $50,000 as of August 31, 2010 and May 31, 2010, respectively.

NOTE 6: MARKETABLE SECURITIES

Marketable securities are shown at market value on the balance sheet.  The first-in, first-out (FIFO) method is used to determine the cost of each security at the time of sale. We consider our investment portfolio and marketable equity investments available-for-sale.  Accordingly, these investments are recorded at fair market value. As of May 31, 2010, an unrealized loss of $19,403 has been recorded.  No unrealized loss was recorded as of May 31, 2009 due to materiality. Cost and market value of equitable securities at August 31, 2010 and May 31, 2010are as follows:

	Cost	Gross Unrealized Loss	Market Value

Marketable securities, August 31, 2010	$20,013	$(19,013)	$1,000

Marketable securities, May 31, 2010	$20,013	$(19,403)	$610

NOTE 7: INVESTMENTS

During the year ended May 31, 2010, the Company invested in a company, Affordacars, LLC, in the amount of $16,500.  As of May 31, 2010 the Affordacars, LLC is insolvent and the investment has been written off in full.

NOTE 8: ACCRUED EXPENSES

Accrued expenses consisted of the following as of August 31, 2010 and May 31, 2010:

	August 31, 2010	May 31, 2010
Accrued wages and taxes	$54,732	$74,683
Accrued professional fees	3,000	12,015
Accrued foreign taxes	0	25,985
Accrued miscellaneous	0	1,185
Total Accrued expenses	$57,732	$113,868

SUPPORTSAVE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010

NOTE 9: COMMON STOCK

The Company has issued shares at various times to employees for services rendered.  During the years ended May 31, 2010, 373,333 shares were issued to employees for total value of $280,000. The shares were valued at the market price on the grant date.

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

The Company issued 341,250 shares of common stock as compensation during three months ended August 31, 2010.  The shares were valued at $225,111, which was the fair market value as of the grant dates.

As of August 31, 2010, the Company has 14,844,781 shares of common stock issued and outstanding.

NOTE 10: OPERATING LEASE

The Company operates out of a leased facility in Cebu, Philippines.  The lease began December 1, 2007, and is for 5 years at the rate of approximately $3,500 per month.  Additional space was added at an additional $1,720 per month.  On August 15, 2010, the Company signed a lease for office space in Los Angeles for approximately $1,200 per month for a term of twelve months.

In March 2010, the Company signed a new lease for a facility in Cebu, Philippines. The lease begins July 30, 2010, and is for 5 years at the rate of approximately $10,650 per month.  The lease contains a rent-free fit-out period from March 30, 2010 to July 29, 2010.  The lease also contains an option for an additional 5 years upon mutual agreement of the parties.  The Company anticipates moving to their new facility during the next fiscal year.

Minimum annual rents for all leases for the next five years are as follows:

Twelve months ended:	Amount:
August 31, 2011	$212,332
2012	197,346
2013	157,471
2014	149,135
2015	156,675
Thereafter	0
Total	$872,959

SUPPORTSAVE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010

NOTE 11: INCOME TAXES

The provision for Federal income tax consists of the following for the three months ended August 31, 2010 and 2009:

	2010	2009
Refundable Federal income tax attributable to:
Current operations	$(93,000)	$114,000
Less: valuation allowance	0	(50,000)
Net provision (benefit) for Federal income taxes	$(93,000)	$64,000

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows at August 31, 2010 and May 31, 2010:

	August 31, 2010	May 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$93,000	$(97,000)
Less: valuation allowance	0	0
Net deferred tax asset (liability)	$93,000	$(97,000)

NOTE 12: CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at three financial institutions.  At August 31, 2010, the Company’s cash and cash equivalents exceeded federally insured limits by $904,367.  Of the total cash and cash equivalents, $8,564 is invested in a broker/dealer money market account.

NOTE 13: SUBSEQUENT EVENTS

On October 15, 2010, the Company paid an additional $105,909 toward the build-out of their offices in Cebu, Philippines.  The additional payment has been recorded as property and equipment as of that date.

Management has evaluated subsequent events through October 20, 2010, the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose other than those mentioned above.

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

Results of Operations for the three months ended August 31, 2010

To become more profitable and competitive, we have to attract more clients, sell our services and generate more revenues.

Our revenue reported for the three months ended August 31, 2010 was $572,587, compared with $596,804 for the three months ended August 31, 2009.  Our revenue generated for all periods was attributable to the sale of our BPO services. The slight decrease in revenues for the three months ended August 31, 2010 from the same periods in 2009 is attributable to some seasonality from our larger clients and no sales revenue from the ezforexhost.com project, which was sold during the year.

Returns and allowances are refunds for services not provided.  Returns and allowances for the three months ended August 31, 2010 amounted to $5,934, compared with $5,111 for the same period ended August 31, 2009.  We experienced more returns and allowances in the three months ended August 31, 2010 compared with the same period 2009 as a result of some infrastructure issues related to our current facility.

Our revenue less returns and allowances is our net revenue.  Net revenue for the three months ended August 31, 2010 was $566,653, compared with $591,693 for the same period ended August 31, 2009.

Our operating expenses for the three months ended August 31, 2010 was $838,342, compared with $446,060 for the same period ended August 31, 2009.  The increase in our operating expenses for the three months ended August 31, 2010 compared with August 31, 2009 is mainly attributable to an increase in wages and benefits in the amount of $457,915, offset by a decrease in selling, general and administrative expenses of $23,499 and a decrease in commissions in the amount of $30,842.

As demonstrated above and going forward, we anticipate higher costs related to the compensation of our new management team and the build out and migration to our new 550 seat operation center in the Cybergate building in Cebu, Philippines.  The new management team’s stock-based compensation awards are scheduled to continue through the end of the calendar year, significantly increasing our salary and compensation expense in the near-term. In addition, our new facility should be open in early December 2010 and we anticipate higher costs as we migrate to the facility.   We believe the new management team and larger, more modern facility will position us to pursue new business contracts that are much larger than the typical and traditionally smaller BPO contracts we now have. Consequently, we anticipate the increased expense associated with the management team and facility will impair our profitability in the near-term and mid-term, but we also anticipate significant improvement in both overall revenues and profits in the long-term as these new contracts are secured and ramp up.

We had other income of $5,806 for the three months ended August 31, 2010, compared with other income of $45,837 for the three months ended August 31, 2009. The decrease in other income is mainly attributable to gains on the sale of investments in the amount of $24,395 and gains from currency hedging contracts of $17,437 for the three months ended August 31, 2009 that were not realized at all in the three months ended August 31, 2010.

We had a net loss of $172,883 for the three months ended August 31, 2010, compared with net income of $127,470 for the three months ended August 31, 2009.

Liquidity and Capital Resources

As at August 31, 2010, we had $1,686,642 in current assets and $212,244 in current liabilities. On August 31, 2010, we had working capital of $1,474,398.

Operating activities used $40,949 in cash for the three months ended August 31, 2010. Our net loss of $172,884, along with deferred tax asset of $93,000 and accrued expenses of $56,136 were the primary components of our negative operating cash flow, offset by mainly stock-based compensation of $225,111. Cash flows used by investing activities during the three months ended August 31, 2010 was $224,943 mainly as a result of $166,563 in the purchase of property and equipment and $50,000 in increases in a related party note receivable. We did not have any cash flows as a result of financing activities during the three months ended August 31, 2010.

Currently, our primary source of liquidity is cash flows provided by our operations. We will not require additional capital to execute our plan, unless we expand into additional facilities or grow through the acquisition of complementary businesses. Our current cash flows from operations are sufficient to meet our working capital requirements over the next 12 months.

Off Balance Sheet Arrangements

As of August 31, 2010, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Christopher Johns.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2010.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

We issued 341,250 shares of common stock as compensation during three months ended August 31, 2010.  The shares were valued at $225,111, which was the fair market value as of the grant dates. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 promulgated thereunder.

Item 3.     Defaults upon Senior Securities

None

Item 4.     (Removed and Reserved)

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

SupportSave Solutions, Inc.

Date:	October 20, 2010

By: /s/ Christopher Johns Christopher Johns Title: Chief Executive Officer and Director