Form 10-Q
period 2010-11-30
SupportSave Solutions Inc
filed 2011-01-14
CIK 1401475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
[ ] Yes [X] No

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
[ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,186,031 common shares as of November 30, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of November 30, 2010 (unaudited) and May 31, 2009 (derived from audited);
F-3	Consolidated Statements of Operations for the three and six months ended November 30, 2010 and 2008 (unaudited);
F-5	Consolidated Statement of Stockholders’ Equity as of November 30, 2010 (unaudited);
F-6	Consolidated Statements of Cash Flows for the six months ended November 30, 2010 and November 30, 2009 (unaudited);
F-7	Notes to Consolidated Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

SUPPORTSAVE SOLUTIONS, INC.
(A NEVADA CORPORATION)

CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2010 (UNAUDITED) AND MAY 31, 2010 (DERIVED FROM AUDITED)

ASSETS
	November 30, 2010 (unaudited)	May 31, 2010 (derived from audited)
CURRENT ASSETS
Cash and cash equivalents	$996,289	$1,588,056
Investment in marketable securities	260	610
Accounts receivable - trade	220,278	170,249
Accounts receivable - other	-0-	15,441
Note receivable - Florida office building	210,000	210,000
Accrued interest receivable	6,871	3,541
Prepaid expenses	1,234	-0-

TOTAL CURRENT ASSETS	1,434,932	1,987,897

PROPERTY AND EQUIPMENT
Furniture and equipment	336,787	320,417
Construction in progress	380,747	-0-
Less accumulated depreciation	(147,999)	(118,694)

NET PROPERTY AND EQUIPMENT	569,535	201,723

OTHER ASSETS
Security deposits	66,396	64,208
Note receivable - related party	100,000	50,000
Deferred tax asset	158,000	-0-

TOTAL OTHER ASSETS	324,396	114,208

	$2,328,863	$2,303,828

SUPPORTSAVE SOLUTIONS, INC.
(A NEVADA CORPORATION)

CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2010 (UNAUDITED) AND MAY 31, 2010 (DERIVED FROM AUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
	November 30, 2010 (unaudited)	May 31, 2010 (derived from audited)
CURRENT LIABILITIES
Accounts payable - trade	$31,595	$50,986
Accrued expenses	6,800	39,185
Payroll tax withholdings	6,500	12,062
Accrued wages	49,535	62,621
Deferred income taxes	97,000	97,000
Loan payable - officer	800	800

TOTAL CURRENT LIABILITIES	192,230	262,654

STOCKHOLDERS' EQUITY
Common stock, $.00001 par value, 100,000,000 shares authorized, 15,186,031 and 14,503,531 shares issued and outstanding at November 30 and May 31, 2010, respectively	151	145
Additional paid-in-capital	2,355,519	1,958,084
Treasury stock	(3,029)	(3,029)
Cumulative translation adjustment	(51,187)	(43,818)
Unrealized loss on investments	(19,753)	(19,403)
Retained earnings (deficit)	(145,068)	149,194

STOCKHOLDERS' EQUITY	2,136,633	2,041,173

	$2,328,863	$2,303,827

SUPPORTSAVE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009 (UNAUDITED)

	2010	2009
REVENUE
Sales	$750,424	$851,056
Less returns and allowances	(3,780)	(3,091)

TOTAL REVENUE	746,644	847,965

EXPENSES
Wages and benefits	706,098	237,085
Rent	28,177	19,768
Telephone, internet and utilities	52,340	29,356
Commissions	37,124	71,793
Selling, general & administrative	115,110	99,924

TOTAL EXPENSES	938,849	457,926

OPERATING INCOME (LOSS)	(192,205)	390,039

OTHER INCOME (EXPENSE)
Interest income	5,622	3,093
Other income	204	-0-
Gains/(losses) from currency hedging contracts	-0-	9,444
Gains/(losses) on sales of assets	-0-	(3,152)

TOTAL OTHER INCOME (EXPENSE)	5,826	9,385

NET INCOME (LOSS) BEFORE PROVISION FOR FEDERAL INCOME TAX BENEFIT	(186,379)	399,424

PROVISION FOR FEDERAL INCOME TAX (BENEFIT)	(65,000)	140,000

NET INCOME (LOSS)	$(121,379)	$259,424

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	15,068,531	13,255,198

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.01)	$0.02

SUPPORTSAVE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2010 AND 2009 (UNAUDITED)

	2010	2009
REVENUE
Sales	$1,323,011	$1,447,860
Less returns and allowances	(9,714)	(8,202)

TOTAL REVENUE	1,313,297	1,439,658

EXPENSES
Wages and benefits	1,387,048	459,118
Rent	55,211	47,461
Telephone, internet and utilities	77,590	65,239
Commissions	54,034	119,545
Selling, general & administrative	203,309	212,623

TOTAL EXPENSES	1,777,192	903,986

OPERATING INCOME (LOSS)	(463,895)	535,672

OTHER INCOME (EXPENSE)
Interest income	11,428	6,973
Other income	204	125
Gains on sales of investments	-0-	24,395
Gains/(losses) from currency hedging contracts	-0-	26,881
Gains/(losses) on sales of assets	-0-	(3,152)

TOTAL OTHER INCOME (EXPENSE)	11,632	55,222

NET INCOME BEFORE PROVISION FOR FEDERAL INCOME TAX BENEFIT	(452,263)	590,894

PROVISION FOR FEDERAL INCOME TAX (BENEFIT)	(158,000)	204,000

NET INCOME (LOSS)	$(294,263)	$386,894

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	14,952,308	13,255,198

NET INCOME (LOSS) PER SHARE	$(0.02)	$0.03

SUPPORTSAVE SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2010 AND YEAR ENDED MAY 31, 2010 (UNAUDITED)

	Common Stock		Additional Paid-in	Treasury	Cumulative Translation	Unrealized Gain (loss)	Retained Earnings	Stockholders'
	Shares	Amount	Capital	Stock	Adjustment	on Investments	(Deficit)	Equity

Balance, May 31, 2009	13,255,198	$132	$1,143,291	$(64,207)	$(21,958)	$-0-	$(124,860)	$932,398

Purchase of treasury stock	-0-	-0-	-0-	(9,017)	-0-	-0-	-0-	(9,017)

Private placement of common stock	875,000	9	524,992	-0-	-0-	-0-	-0-	525,001

Sale of treasury stock	-0-	-0-	9,805	70,195	-0-	-0-	-0-	80,000

Issuance of common stock	373,333	4	279,996	-0-	-0-	-0-	-0-	280,000

Net income and translation adjustment	-0-	-0-	-0-	-0-	(21,860)	(19,403)	274,055	232,792

Balance, May 31, 2010	14,503,531	145	1,958,084	(3,029)	(43,818)	(19,403)	149,195	2,041,174

Issuance of common stock	682,500	6	397,435	-0-	-0-	-0-	-0-	397,441

Net (loss) and translation adjustment	-0-	-0-	-0-	-0-	(7,369)	(350)	(294,263)	(301,982)

Balance, November 30, 2010	15,186,031	$151	$2,355,519	$(3,029)	$(51,187)	$(19,753)	$(145,068)	$2,136,633

SUPPORTSAVE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2010 AND 2009 (UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(294,263)	$386,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,305	27,257
Stock based compensation expense	397,442	-0-
(Gain) loss on sale of property	-0-	3,152
Changes in:
Accounts receivable - trade	(50,029)	(129,407)
Accounts receivable - other	15,441	6,200
Accrued interest receivable	(3,330)	(2,450)
Prepaid expenses	(1,234)	-0-
Deferred tax asset	(158,000)	50,000
Accounts payable	(19,393)	384
Accrued wages	(13,086)	10,376
Accrued federal income tax	-0-	154,000
Deferred revenue	-0-	3,092
Payroll tax withholdings payable	(5,562)	1,077
Accrued expenses	(32,385)	-0-

TOTAL ADJUSTMENTS	159,169	123,681

NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES	(135,094)	510,575

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(397,115)	(99,905)
Sale of property and equipment	-0-	15,000
Security deposit	(2,188)	(4,000)
Change in investment of marketable securities	-0-	78,050
Increase in note receivable - related party	(50,000)	-0-
Currency translation adjustment	(7,370)	(8,336)

NET CASH PROVIDED BY (USED BY) INVESTING ACTIVITIES	(456,673)	(19,191)

CASH FLOWS FROM FINANCING ACTIVITIES:
Private placement of common stock	-0-	80,000
Purchase and sale of treasury stock	-0-	(9,017)
Investment in closely held company	-0-	(16,500)
Net borrowings on note payable	-0-	28,923
Proceeds from loan payable to officer	-0-	800

NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES	-0-	84,206

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(591,767)	575,590

CASH AND CASH EQUIVALENTS - BEGINNING	1,588,056	474,626

CASH AND CASH EQUIVALENTS - ENDING	$996,289	$1,050,216

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-0-	$241
SUPPLEMENTAL NONCASH TRANSACTIONS:
Conversion of warrants to common stock	$-0-	$-0-

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2010

1.	NATURE OF BUSINESS

SupportSave Solutions, Inc. was incorporated in Nevada on May 2, 2007, and provides offshore business process outsourcing, or BPO, services from an outsourcing center through its wholly-owned subsidiary of the same name, which was incorporated in the Philippines on October 17, 2006 and operates in the Philippines.  Both the parent and its subsidiary are hereinafter referred to as "the Company".

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars.  The Company uses the accrual basis of accounting and has adopted a May 31 year end.

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

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOVEMBER 30, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Revenue

Deferred revenue represents advances received on services to be rendered for the period subsequent to November 30, 2010 and May 31, 2010.  Deferred revenue was $0 and $0 as of November 30, 2010 and May 31, 2010, respectively.

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

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOVEMBER 30, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company follows the policy of expensing advertising costs as they are incurred.  Advertising expenses for the six months ended November 30, 2010 and 2009 were $33,615 and $65,306, respectively.

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

Basic Income per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOVEMBER 30, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options.  During the six months ended November 30, 2010 and the year ended May 31, 2010, the Company issued 682,500 and 373,333 shares of common stock to employees, respectively.  See Note 8.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

3.	NOTES RECEIVABLE - BUILDING

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

4.	NOTE RECEIVABLE - RELATED PARTY

During the year ended May 31, 2010, the Company loaned $50,000 to a related party to fund an investment in a film project.  The loan is due on June 14, 2011, and at that time, a total balloon payment of $55,000 is due that will satisfy the principal and accrued interest.

On June 2, 2010, the Company loaned an additional $50,000 to a related party.  The loan is due eighteen (18) months from the date of issuance and a balloon payment of $55,000, consisting of principal and interest, will be due at that time.

5.	MARKETABLE SECURITIES

Marketable securities are shown on the balance sheet.  The first-in, first-out (FIFO) method is used to determine the cost of each security at the time of sale.  We consider our investment portfolio and marketable equity investments available-for-sale.  Accordingly, these investments are recorded at fair market value.  As of November 30, 2010 and May 31, 2010, unrealized losses of $19,753 and $19,403, respectively, have been recorded.

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOVEMBER 30, 2010

5.	MARKETABLE SECURITIES (CONTINUED)

Cost and market value of marketable equity securities at November 30, 2010 and May 31, 2010 are as follows:

	Cost	Gross Unrealized Gains/(Losses)	Market Value

November 30, 2010: Equities/options	$20,013	$(19,753)	$260

May 31, 2010: Equities/options	$20,013	$(19,403)	$610

6.	INVESTMENTS

During the year ended May 31, 2010, the Company invested in a company, Affordacars, LLC, in the amount of $16,500.  As of May 31, 2010, the Affordacars, LLC is insolvent and the investment has been written off in full.

7.	ACCRUED EXPENSES

Accrued expenses consisted of the following as of November 30, 2010 and May 31, 2010:

	November 30, 2010	May 31, 2010
Accrued professional fees	$6,800	$12,015
Accrued foreign taxes	-0-	25,985
Accrued miscellaneous	-0-	1,185

Total accrued expenses	$6,800	$39,185

8.	COMMON STOCK

The Company issued shares at various times to employees for services rendered.  During the six months ended November 30, 2010 and the year ended May 31, 2010, 682,500 and 373,333 shares were issued to employees for a total value of $397,442 and $280,000, respectively.  The shares were valued at the market price on the grant date.

On January 1, 2010, the Company sold 875,000 shares of its common stock in a private offering at $0.60 per share for a total cash value of $525,000.

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOVEMBER 30, 2010

8.	COMMON STOCK (CONTINUED)

The Company purchased back 266,769 shares of treasury stock for a total cost of $64,207 during the year ended May 31, 2009.  The Company purchased an additional 20,500 shares for a total cost of $9,017 during the year ended May 31, 2010.  On August 21, 2009, the Company sold 275,387 shares of this treasury stock for $80,000 through a subscription agreement in a private placement.  The proceeds and cost of these shares have been accounted for in additional paid in capital.  The remaining 11,882 shares continue to be held as treasury stock, as a reduction to shareholders’ equity.

The Company issued 682,500 shares of common stock as compensation during the six months ended November 30, 2010.  The shares were valued at $397,442, which was the fair market value as of the grant dates.

As of November 30, 2010, the Company has 15,186,031 shares of common stock issued and outstanding.

9.	OPERATING LEASE

The Company operates out of a leased facility in Cebu, Philippines.  The lease began on December 1, 2007, and is for 5 years at the rate of approximately $3,500 per month.  Additional space has recently been added at an additional $1,720 per month.  On August 15, 2010, the Company signed a lease in Los Angeles for approximately $1,200 per month for a term of twelve months.

In March 2010, the Company signed a new lease for a facility in Cebu, Philippines.  The lease begins on July 30, 2010, and is for 5 years at the rate of approximately $10,650 per month.  The lease contains a rent-free fit-out period from March 30 to July 29, 2010.  The lease also contains an option for additional 5 years upon mutual agreement of the parties.  The Company anticipates moving to their new facility during the current fiscal year.

Minimum annual rents for all leases for the next five years are as follows:

Twelve Months Ended November 30,	Amount

2011	$208,066
2012	199,714
2013	144,253
2014	151,648
2015	104,450

$808,131

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOVEMBER 30, 2010

10.	INCOME TAXES

The provision for Federal income taxes consists of the following at November 30:

	2010	2009

Current expense	$-0-	$204,000
Deferred (benefit) expense	(158,000)	-0-

	$(158,000)	$204,000

The cumulative tax effect at the expected rate of 35% of significant items comprising our deferred tax asset is as follows at November 30, 2010:

November 30, 2010

Deferred tax asset (liability) attributable to:
Net operation loss carryover	$158,000
Less: valuation allowance	-0-

Net deferred tax asset (liability)	$158,000

11.	CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at three financial institutions.  At November 30, 2010, the Company’s cash and cash equivalents exceeded federally insured limits by $558,300.  Of the total cash and cash equivalents, $8,564 is invested in a broker/dealer money market account.

12.	SALES TO MAJOR CUSTOMER

Sales to one customer amounted to 33% and 14% of net sales in the six months ended November 30, 2010 and 2009, respectively.

13.	SUBSEQUENT EVENTS

On December 20, 2010, the Company moved its Philippine operations to a new facility as described in Note 9.  The Company has not completely moved from the old facility, retaining a few workers there.

Management has evaluated subsequent events through January 12, 2011, the date which the financial statements were issued, and has determined it does not have any material subsequent events to disclose.

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

Our long-term vision is to make SupportSave into one of the fastest growing BPO companies in the Philippines, building real value for shareholders, employees and clients. In January 2010 we embarked on a plan to transform SupportSave from a fast growing small company to one that will eventually compete against the largest players in the Philippines BPO industry. We knew it was going to involve a significant investment of our existing capital reserves and resources as we recruited the right management team and built the proper infrastructure to accomplish this goal. As we proceed with our growth plan, we anticipate higher costs related to the compensation of our new management team and the build out and migration to our new 550 seat operation center in the Cybergate building in Cebu, Philippines. The new management team’s stock-based compensation awards are scheduled to continue through the end of the calendar year, significantly increasing our salary and compensation expense in the near-term. In addition, our new facility was opened in early December 2010 and we experienced higher costs as we migrated and provided new equipment to the facility. We believe the new management team and larger, more modern facility will position us to pursue new business contracts that are much larger than the typical and traditionally smaller BPO contracts we now have. Consequently, we anticipate the increased expenses associated with the management team and facility will impair our profitability in the near-term and mid-term, but we also anticipate significant improvement in both overall revenues and profits in the long-term as these new contracts are secured and ramp up.

The new facility houses our corporate offices, data center, recruiting facility, health clinic, cafeteria, sleeping quarters and other facilities associated with a large BPO operation. We believe the new center will dramatically improve the working conditions for our employees, strengthen our physical and IT security, improve our power availability, deliver more reliable bandwidth and provide us an excellent foundation upon which we can grow. In addition to improving our ability to recruit new talent, the new center houses training facilities capable of training approximately 50 employees simultaneously, or 150 employees per day. This will allow us to ramp up new programs much faster than before. In general, the larger client contracts we're currently pursuing require a larger, more robust and secure infrastructure and our new Cybergate facility provides it.

We are also working on our IT infrastructure across the board in conjunction with our move to Cybergate. Starting at the individual user level, we have started to cycle out some of the older and unsupported hardware we use and replace it with newer and more reliable models. We believe this will help our clients’ applications to run more consistently and speed up our ability to accomplish various BPO tasks. We are building a much more robust LAN and WAN too. To help us, we have contracted with PLDT, the Philippines largest communications company, to make our network one of the best in the Philippines.

We believe our new management and sales team is gaining traction in the marketplace. Joseph Duryea, Blayne Shell and Prateek Hastir joined SupportSave early in 2010 to reinforce our management team. This team has many contacts in the BPO industry and that’s raising the awareness of SupportSave in the marketplace. Although they represent a significant investment for SupportSave, we are confident that their knowledge, experience and contacts will expose SupportSave to many more business opportunities in 2011 and beyond.

Results of Operations for the three and six months ended November 30, 2010 and 2009

To become more profitable and competitive, we have to attract more clients, sell our services and generate more revenues.

Our revenue reported for the three months ended November 30, 2010 was $750,424, compared with $851,056 for the three months ended November 30, 2009.  Our revenue reported for the six months ended November 30, 2010 was $1,323,011, compared with $1,447,860 for the six months ended November 30, 2009.  Our revenue generated for all periods was attributable to the sale of our BPO services. The slight decrease in revenues for the three and six months ended November 30, 2010 from the same periods in 2009 is attributable to some seasonality from our larger clients and no sales revenue from the ezforexhost.com project, which was sold during the year.

Returns and allowances are refunds for services not provided.  Returns and allowances for the three months ended November 30, 2010 amounted to $3,780, compared with $3,091 for the same period ended November 30, 2009.  Returns and allowances for the six months ended November 30, 2010 amounted to $9,714, compared with $8,202 for the same period ended November 30, 2009.  We experienced more returns and allowances in the three and six months ended November 30, 2010 compared with the same period 2009 as a result of some infrastructure issues related to our current facility.

Our revenue less returns and allowances is our total revenue.  Total revenue for the three months ended November 30, 2010 was $746,644, compared with $847,965 for the same period ended November 30, 2009.  Total revenue for the six months ended November 30, 2010 was $1,313,297, compared with $1,439,658 for the same period ended November 30, 2009.

Our operating expenses for the three months ended November 30, 2010 was $938,849, compared with $457,926 for the same period ended November 30, 2009.  The increase in our operating expenses for the three months ended November 30, 2010 compared with November 30, 2009 is mainly attributable to an increase in wages and benefits, which amounted to $706,098 in 2010 compared with $237,085 in 2009.

Our operating expenses for the six months ended November 30, 2010 was $1,777,192, compared with $903,986 for the same period ended November 30, 2009.  The increase in our operating expenses for the six months ended November 30, 2010 compared with November 30, 2009 is mainly attributable to an increase in wages and benefits, which amounted to $1,387,048 in 2010 compared with $459,118 in 2009.

As demonstrated above and going forward, we will experience higher costs related to the compensation of our new management team and the build out and migration to our new 550 seat operation center in the Cybergate building in Cebu, Philippines.  The new management team’s stock-based compensation awards are scheduled to continue through the end of the fiscal year, significantly increasing our salary and compensation expense in the near-term. In addition, our new facility was opened in early December 2010 and we experienced higher costs as we migrate to the facility.   We believe the new management team and larger, more modern facility will position us to pursue new business contracts that are much larger than the typical and traditionally smaller BPO contracts we now have. Consequently, we anticipate the increased expense associated with the management team and facility will impair our profitability in the near-term and mid-term, but we also anticipate significant improvement in both overall revenues and profits in the long-term as these new contracts are secured and ramp up.

We had other income of $5,826 for the three months ended November 30, 2010, compared with other income of $9,385 for the three months ended November 30, 2009. The decrease in other income is mainly attributable to gains from currency hedging contracts of $9,444 for the three months ended November 30, 2009 that were not realized at all in the three months ended November 30, 2010.

We had other income of $11,632 for the six months ended November 30, 2010, compared with other income of $55,222 for the six months ended November 30, 2009. The decrease in other income is mainly attributable to gains on the sale of investments in the amount of $24,395 and gains from currency hedging contracts of $26,881 for the six months ended November 30, 2009 that were not realized at all in the six months ended November 30, 2010.

We had a net loss of $121,379 for the three months ended November 30, 2010, compared with net income of $259,424 for the three months ended November 30, 2009. We had a net loss of $294,263 for the six months ended November 30, 2010, compared with net income of $386,894 for the six months ended November 30, 2009.

Liquidity and Capital Resources

As at November 30, 2010, we had $1,434,932 in current assets and $192,230 in current liabilities. On November 30, 2010, we had working capital of $1,242,702.

Operating activities used $135,094 in cash for the six months ended November 30, 2010. Our net loss of $294,263, along with deferred tax asset of $158,000 and accrued expenses of $32,385 were the primary components of our negative operating cash flow, offset by mainly stock-based compensation of $397,442. Cash flows used by investing activities during the six months ended November 30, 2010 was $456,673 mainly as a result of $397,115 in the purchase of property and equipment and $50,000 in increases in a related party note receivable. We did not have any cash flows as a result of financing activities during the six months ended November 30, 2010.

Currently, our primary source of liquidity is cash flows provided by our operations. We will not require additional capital to execute our plan, unless we expand into additional facilities or grow through the acquisition of complementary businesses. Our current cash flows from operations are sufficient to meet our working capital requirements over the next 12 months.

Off Balance Sheet Arrangements

As of November 30, 2010, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Christopher Johns.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2010.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

Aside from the following, we are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

On or about January 6, 2011, a complaint was filed against us in the United States Bankruptcy Court for the District of Arizona (Case No. 2:10-bk-01885) by Joseph Charles Loomis (the “Debtor”).  The Debtor is the subject of a Chapter 11 bankruptcy case. The complaint seeks recovery of alleged preferential payments in the amount of approximately $500,000. We intend to answer and vigorously contest the allegation.

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

SupportSave Solutions, Inc.

Date:	January 13, 2011

By: /s/ Christopher Johns Christopher Johns Title: Chief Executive Officer and Director