Form 10-Q
period 2011-02-28
SupportSave Solutions Inc
filed 2011-04-14
CIK 1401475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-143901

SupportSave Solutions, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	98-0534639
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3400 Cahuenga Blvd. W, Suite 114, Los Angeles, CA 90068
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
[ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,342,280 common shares as of April 14, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of February 28, 2011 and May 31, 2010 (unaudited);
F-2	Consolidated Statements of Operations for the three and nine months ended February 28, 2011 and 2008 (unaudited);
F-4	Consolidated Statement of Stockholders’ Equity as of February 28, 2011 (unaudited);
F-5	Consolidated Statements of Cash Flows for the nine months ended February 28, 2011 and February 28, 2010 (unaudited);
F-6	Notes to Consolidated Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2011 are not necessarily indicative of the results that can be expected for the full year.

SUPPORTSAVE SOLUTIONS, INC.
(A NEVADA CORPORATION)

CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 2011 (UNAUDITED) AND MAY 31, 2010 (AUDITED)

ASSETS	February 28, 2011	May 31, 2010
CURRENT ASSETS
Cash and cash equivalents	$886,254	$1,588,056
Investment in marketable securities	273	610
Accounts receivable - trade	139,157	170,249
Accounts receivable - other	-0-	15,441
Note receivable - Florida office building	-0-	210,000
Accrued interest receivable	6,521	3,541

TOTAL CURRENT ASSETS	1,032,205	1,987,897

PROPERTY AND EQUIPMENT
Furniture and equipment	364,682	320,417
Construction in progress	541,173	-0-
Less accumulated depreciation	(171,606)	(118,694)

NET PROPERTY AND EQUIPMENT	734,249	201,723

OTHER ASSETS
Security deposits	66,396	64,208
Note receivable - related party	100,000	50,000
Deferred tax asset	249,000	-0-

TOTAL OTHER ASSETS	415,396	114,208
	$2,181,850	$2,303,828

SUPPORTSAVE SOLUTIONS, INC.
(A NEVADA CORPORATION)

CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 2011 (UNAUDITED) AND MAY 31, 2010 (AUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY	February 28, 2011	May 31, 2010
CURRENT LIABILITIES
Accounts payable - trade	$35,648	$50,985
Accrued expenses	37,500	39,185
Payroll tax withholdings	1	12,062
Accrued wages	54,809	62,621
Deferred income taxes	97,000	97,000
Loan payable - officer	800	800

TOTAL CURRENT LIABILITIES	225,758	267,734

STOCKHOLDERS' EQUITY
Common stock, $.00001 par value, 100,000,000 shares authorized, 15,186,031 and 14,503,531 shares issued and outstanding at February 28, 2011 and May 31, 2010, respectively	151	145
Additional paid-in-capital	2,355,519	1,958,084
Treasury stock	(3,029)	(3,029)
Cumulative translation adjustment	(61,333)	(43,818)
Unrealized loss on investments	(19,740)	(19,403)
Retained earnings (deficit)	(315,476)	149,196

STOCKHOLDERS' EQUITY	1,956,092	2,041,175

	$2,181,850	$2,303,828

SUPPORTSAVE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2011 AND 2010 (UNAUDITED)

	2011	2010
REVENUE
Sales	$770,893	$732,906
Less returns and allowances	(15,902)	(19,942)

TOTAL REVENUE	754,991	712,964

EXPENSES
Wages and benefits	601,413	338,460
Rent	76,793	27,867
Telephone, internet and utilities	41,057	29,904
Commissions	42,695	67,653
Selling, general & administrative	112,400	86,730

TOTAL EXPENSES	874,358	550,614

OPERATING INCOME (LOSS)	(119,367)	162,350

OTHER INCOME (EXPENSE)
Interest income	(42)	4,087
Other income	-0-	110
Bad debt expense	(110,000)	-0-
Settlement expense	(32,000)	-0-
Gains/(losses) from currency hedging contracts	-0-	13,002

TOTAL OTHER INCOME (EXPENSE)	(142,042)	17,199

NET INCOME (LOSS) BEFORE PROVISION FOR FEDERAL INCOME TAX BENEFIT	(261,409)	179,549

PROVISION FOR FEDERAL INCOME TAX (BENEFIT)	(91,000)	56,000

NET INCOME (LOSS)	$(170,409)	$123,549

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	15,186,031	13,838,531

NET INCOME (LOSS) PER SHARE:
BASIC AND DILUTED	$(0.01)	$0.01

SUPPORTSAVE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2011 AND 2010 (UNAUDITED)

	2011	2010
REVENUE
Sales	$2,093,904	$2,180,766
Less returns and allowances	(25,616)	(28,144)

TOTAL REVENUE	2,068,288	2,152,622

EXPENSES
Wages and benefits	1,988,461	816,633
Rent	132,004	75,328
Telephone, internet and utilities	118,647	95,143
Commissions	96,729	187,198
Selling, general & administrative	315,709	299,353

TOTAL EXPENSES	2,651,550	1,473,655

OPERATING INCOME (LOSS)	(583,262)	678,967

OTHER INCOME (EXPENSE)
Interest income	11,386	11,060
Other income	204	235
Gains on sales of investments	-0-	24,395
Bad debt expense	(110,000)	-0-
Settlement expense	(32,000)	-0-
Gains/(losses) from currency hedging contracts	-0-	39,883
Gains/(losses) on sales of assets	-0-	(3,152)

TOTAL OTHER INCOME (EXPENSE)	(130,410)	72,421

NET INCOME BEFORE PROVISION FOR FEDERAL INCOME TAX BENEFIT	(713,672)	751,388

PROVISION FOR FEDERAL INCOME TAX (BENEFIT)	(249,000)	260,000

NET INCOME (LOSS)	$(464,672)	$491,388

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	14,993,531	13,449,642

NET INCOME (LOSS) PER SHARE	$(0.03)	$0.04

SUPPORTSAVE SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2011 AND YEAR ENDED MAY 31, 2010 (UNAUDITED)

	Common Stock		Additional Paid-in	Treasury	Cumulative Translation	Unrealized Gain (loss)	Retained Earnings	Stockholders'
	Shares	Amount	Capital	Stock	Adjustment	on Investments	(Deficit)	Equity

Balance, May 31, 2009	13,255,198	$132	$1,143,291	$(64,207)	$(21,958)	$-0-	$(124,859)	$932,399

Purchase of treasury stock	-0-	-0-	-0-	(9,017)	-0-	-0-	-0-	(9,017)

Private placement of common stock	875,000	9	524,992	-0-	-0-	-0-	-0-	525,001

Sale of treasury stock	-0-	-0-	9,805	70,195	-0-	-0-	-0-	80,000

Issuance of common stock	373,333	4	279,996	-0-	-0-	-0-	-0-	280,000

Net income and translation adjustment	-0-	-0-	-0-	-0-	(21,860)	(19,403)	274,055	232,792

Balance, May 31, 2010	14,503,531	$145	$1,958,084	$(3,029)	$(43,818)	$(19,403)	$149,196	$2,041,175

Issuance of common stock	682,500	6	397,435	-0-	-0-	-0-	-0-	397,441

Net (loss) and translation adjustment	-0-	-0-	-0-	-0-	(17,515)	(337)	(464,672)	(482,524)

Balance, February 28, 2011	15,186,031	$151	$2,355,519	$(3,029)	$(61,333)	$(19,740)	$(315,476)	$1,956,092

SUPPORTSAVE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2011 AND 2010 (UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(464,672)	$491,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	52,912	41,434
Stock based compensation expense	397,442	-0-
(Gain) loss on sale of property	-0-	3,152
Bad debt expense	110,000	-0-
Changes in:
Accounts receivable - trade	31,092	(146,134)
Accounts receivable - other	15,441	6,200
Accrued interest receivable	(2,980)	(1,225)
Deferred tax asset	(249,000)	50,000
Accounts payable	(15,338)	(13,999)
Accrued wages	(7,812)	14,771
Accrued federal income tax	-0-	210,000
Deferred revenue	-0-	1,554
Payroll tax withholdings payable	(12,061)	6,345
Accrued expenses	(1,685)	-0-

TOTAL ADJUSTMENTS	318,011	172,098

NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES	(146,661)	663,486

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(585,438)	(105,364)
Sale of property and equipment	-0-	15,000
Security deposit	(2,188)	(7,478)
Change in investment of marketable securities	-0-	78,050
Increase in note receivable - related party	(50,000)	-0-
Currency translation adjustment	(17,515)	(16,982)

NET CASH PROVIDED BY (USED BY) INVESTING ACTIVITIES	(655,141)	(36,774)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-0-	525,000
Proceeds from note receivable	100,000	-0-
Private placement of common stock	-0-	80,000
Purchase and sale of treasury stock	-0-	(9,017)
Investment in closely held company	-0-	(66,500)
Net borrowings on note payable	-0-	28,923
Proceeds from loan payable to officer	-0-	800

NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES	100,000	559,206

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(701,802)	1,185,918

CASH AND CASH EQUIVALENTS - BEGINNING	1,588,056	474,626

CASH AND CASH EQUIVALENTS - ENDING	$886,254	$1,660,544

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-0-	$-0-
SUPPLEMENTAL NONCASH TRANSACTIONS:
Conversion of warrants to common stock	$-0-	$-0-

SUPPORTSAVE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2011

1.	NATURE OF BUSINESS

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
FEBRUARY 28, 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Revenue

Deferred revenue represents advances received on services to be rendered for the period subsequent to February 28, 2011 and May 31, 2010.  Deferred revenue was $0 and $0 as of February 28, 2011 and May 31, 2010, respectively.

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
FEBRUARY 28, 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company follows the policy of expensing advertising costs as they are incurred.  Advertising expenses for the nine months ended February 28, 2011 and 2010 were $54,939 and $87,609, respectively.

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
FEBRUARY 28, 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options.  During the nine months ended February 28, 2011 and the year ended May 31, 2010, the Company issued 682,500 and 373,333 shares of common stock to employees, respectively.  See Note 8.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

3.	NOTE RECEIVABLE - BUILDING

On May 11, 2009, the Company sold its office building for $260,000 on a note receivable.  The Company received $50,000 down and the remainder was payable in 23 monthly interest only installments of $1,225 beginning June 11, 2009, with a balloon payment of the remaining principal and all accrued interest due May 11, 2011.  On January 28, 2011, the Company settled the note receivable for $100,000.  The Company has written off the remaining balance of the note receivable as bad debt expense and has no further obligation from the purchaser.

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

Marketable securities are shown on the balance sheet.  The first-in, first-out (FIFO) method is used to determine the cost of each security at the time of sale.  We consider our investment portfolio and marketable equity investments available-for-sale.  Accordingly, these investments are recorded at fair market value.  As of February 28, 2011 and May 31, 2010, unrealized losses of $19,740 and $19,403, respectively, have been recorded.

SUPPORTSAVE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FEBRUARY 28, 2011

5.	MARKETABLE SECURITIES (CONTINUED)

Cost and market value of marketable equity securities at February 28, 2011 and May 31, 2010 are as follows:

	Cost	Gross Unrealized Gains/(Losses)	Market Value
February 28, 2011:
Equities/options	$20,013	$(19,740)	$273

May 31, 2010:
Equities/options	$20,013	$(19,403)	$610

6.	INVESTMENTS

During the year ended May 31, 2010, the Company invested in a company, Affordacars, LLC, in the amount of $16,500.  As of May 31, 2010, the Affordacars, LLC is insolvent and the investment has been written off in full.

7.	ACCRUED EXPENSES

Accrued expenses consisted of the following as of February 28, 2011 and May 31, 2010:

	February 28, 2011	May 31, 2010
Accrued professional fees	$5,500	$12,015
Accrued foreign taxes	-0-	25,985
Accrued miscellaneous	-0-	1,185
Employment settlement	32,000	-0-

Total accrued expenses	$37,500	$39,185

8.	COMMON STOCK

The Company issued shares at various times to employees for services rendered.  During the nine months ended February 28, 2011 and the year ended May 31, 2010, 682,500 and 373,333 shares were issued to employees for a total value of $397,442 and $280,000, respectively.  The shares were valued at the market price on the grant date.

On January 1, 2010, the Company sold 875,000 shares of its common stock in a private offering at $0.60 per share for a total cash value of $525,000.

SUPPORTSAVE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FEBRUARY 28, 2011

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

The Company issued 682,500 shares of common stock as compensation during the nine months ended February 28, 2011.  The shares were valued at $397,442, which was the fair market value as of the grant dates.

As of February 28, 2011, the Company has 15,186,031 shares of common stock issued and outstanding.

9.	OPERATING LEASE

The Company operates out of a leased facility in Cebu, Philippines.  The lease began on December 1, 2007, and is for 5 years at the rate of approximately $3,500 per month.  Additional space has recently been added at an additional $1,720 per month.  On August 15, 2010, the Company signed a lease in Los Angeles for approximately $1,200 per month for a term of twelve months.

In March 2010, the Company signed a new lease for a facility in Cebu, Philippines.  The lease begins on July 30, 2010, and is for 5 years at the rate of approximately $10,650 per month.  The lease contains a rent-free fit-out period from March 30 to July 29, 2010.  The lease also contains an option for additional 5 years upon mutual agreement of the parties.  The Company has begun moving into their new facility during the current fiscal quarter.

Minimum annual rents for all leases for the next five years are as follows:

Twelve Months Ended February 28,	Amount

2011	$203,225
2012	185,831
2013	146,083
2014	153,533
2015	65,281

$753,954

SUPPORTSAVE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FEBRUARY 28, 2011

10.	INCOME TAXES

The provision for Federal income taxes consists of the following at February 28:

	2011	2010

Current expense	$-0-	$204,000
Deferred (benefit) expense	(249,000)	-0-

	$(249,000)	$204,000

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows at February 28, 2011 and May 31, 2010:

	February 28, 2011	May 31, 2010

Deferred tax asset attributable to:
Net operation loss carryover	$249,000	$(97,000)
Less: valuation allowance	-0-	-0-

Net deferred tax asset	$249,000	$(97,000)

11.	CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at three financial institutions.  At February 28, 2011, the Company’s cash and cash equivalents exceeded federally insured limits by $536,002.  Of the total cash and cash equivalents, $8,565 is invested in a broker/dealer money market account.

12.	SALES TO MAJOR CUSTOMER

Sales to one customer amounted to 32% and 26% of net sales in the nine months ended February 28, 2011 and 2010, respectively.

13.	SIGNIFICANT EVENTS

On December 20, 2010, the Company moved their Philippine operations to their new facility as described in Note 9.  The Company has not completely moved from the old facility and is trying to settle its lease obligation.

In February 2011, the Company terminated employment with an executive and two other employees.  The Company reached a settlement with one of the employees in April for $32,000, which has been expensed in the current quarter.  The Company is currently in negotiations with the other former employee and the results of these negotiations are indeterminable at this time.

SUPPORTSAVE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FEBRUARY 28, 2011

14.	SUBSEQUENT EVENTS

During the current quarter, the Company entered into a settlement agreement with an investor who invested $500,000 in January 2010.  The investor made an investment after a bankruptcy filing, to which the court has requested the money back.  Under terms of the agreement, the Company will pay $200,000 once the settlement is approved by the court and the investor has six months to sell the remainder of his stock.  At that point, the Company will owe the investor the balance of unsold shares or the difference between what the Company paid and what the investor sold them at.  The resulting amount the Company may be liable for is indeterminable at this point.

Management has evaluated subsequent events through the date of which the financial statements were submitted to the Securities and Exchange Commission and has determined it does not have any other material subsequent events to disclose.

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

Results of Operations for the three and nine months ended February 28, 2011 and 2009

To become more profitable and competitive, we have to attract more clients, sell our services and generate more revenues.

Our revenue reported for the three months ended February 28, 2011 was $770,893, compared with $732,906 for the three months ended February 28, 2010.  Our revenue reported for the nine months ended February 28, 2011 was $2,093,904, compared with $2,180,766 for the nine months ended February 28, 2010.  Our revenue generated for all periods was attributable to the sale of our BPO services.

Returns and allowances are refunds for services not provided.  Returns and allowances for the three months ended February 28, 2011 amounted to $15,902, compared with $19,942 for the same period ended February 28, 2010.  Returns and allowances for the nine months ended February 28, 2011 amounted to $25,616, compared with $28,144 for the same period ended February 28, 2010.  We experienced more returns and allowances in the three and nine months ended February 28, 2011 compared with the same period 2010 as a result of some infrastructure issues related to our current facility.

Our revenue less returns and allowances is our total revenue.  Total revenue for the three months ended February 28, 2011 was $754,991, compared with $712,964 for the same period ended February 28, 2010.  Total revenue for the nine months ended February 28, 2011 was $2,068,288, compared with $2,152,622 for the same period ended February 28, 2010.

Our operating expenses for the three months ended February 28, 2011 was $874,358, compared with $550,614 for the same period ended February 28, 2010.  The increase in our operating expenses for the three months ended February 28, 2011 compared with February 28, 2010 is mainly attributable to an increase in wages and benefits, which amounted to $601,413 in 2011 compared with $338,460 in 2010. We also spend $76,793 in rent for 2011 as compared with only $27,867 in 2010.  This was the result of the move to our new facility in Cebu, Philippines. Our administrative expenses also increased to $112,400 in 2011 from $86,730 in 2010.

Our operating expenses for the nine months ended February 28, 2011 was $2,651,550, compared with $1,473,655 for the same period ended February 28, 2010.  Again, the increase in our operating expenses for the nine months ended February 28, 2011 compared with February 28, 2010 is mainly attributable to an increase in wages and benefits, which amounted to $1,988,461 in 2011 compared with $816,633 in 2010. Our rent also increased to $132,004 in 2011 compared with $75,328 in 2010. Our commission expenses decreased to $96,729 in 2011 from $187,198 in 2010.

As we reported last quarter, we expected to experience higher costs related to the compensation of our new management team and the build out and migration to our new 550 seat operation center in the Cybergate building in Cebu, Philippines.  This quarter we terminated our former President, Mr. Joseph Duryea, and other sales employees which we believe will have the effect of lowering our wages and salary expenses in the coming year, to somewhat offset our initial expectation. However, our new facility was opened in early December 2010 and we experienced higher costs as we migrated to the facility, and we expect to continue to incur higher costs with the move to a larger, more modern facility during 2011. Also, we have not completely moved from the old facility and we are trying to settle this lease obligation. We are still hopeful that our move to this new facility will result in new business contracts that are much larger than the typical and traditionally smaller BPO contracts we now have. Consequently, we anticipate the increased expense associated with our facility will impair our profitability in the near-term and mid-term, but we also anticipate significant improvement in both overall revenues and profits in the long-term as these new contracts are secured and ramp up.

In addition, next quarter we expect to incur increased expenses associated with stock-based compensation.  On April 11, 2011, we sold 3,000,000 shares of our common stock in a private offering for working capital.  This issuance triggered the anti-dilution provisions in our employment agreements with Mr. Chris Johns, our President, and Ms. Aina Dumlao, our CEO.   As required by their employment agreements, we were required to issue them additional shares of common stock so that their proportionate ownership in our company’s common and voting shares is not decreased. Thus, this new issuance will result in an increase in our stock-based compensation expenses for our fourth quarter and will stand in addition to the increased expenses associated with our new facility and the anticipated settlement costs of our old facility.

We had other expenses of $142,042 for the three months ended February 28, 2011, compared with other income of $17,199 for the three months ended February 28, 2010. We had other expenses of $130,410 for the nine months ended February 28, 2011, compared with other income of $72,421 for the nine months ended February 20, 2010.   Other expenses in 2011 resulted from a bad debt expense of $110,000 and settlement expenses of $32,000 that were not incurred in 2010.   On May 11, 2009, we sold our office building for $260,000 on a note receivable.  We received $50,000 down and the remainder was payable in 23 monthly interest only installments of $1,225 beginning June 11, 2009, with a balloon payment of the remaining principal and all accrued interest due May 11, 2011.  On January 28, 2011, we settled the note receivable for $100,000.  We have written off the remaining balance of the note receivable as bad debt expense and have no further obligation from the purchaser.

We had a net loss of $170,409 for the three months ended February 28, 2011, compared with net income of $123,549 for the three months ended February 28, 2010. We had a net loss of $464,672 for the nine months ended February 28, 2011, compared with net income of $491,388 for the nine months ended February 28, 2010.

Liquidity and Capital Resources

As at February 28, 2011, we had $1,032,205 in current assets and $225,758 in current liabilities. On February 28, 2011, we had working capital of $806,447.

As explained more fully below, we settled a case brought against us by Joseph Loomis in the United States Bankruptcy Court for the District of Arizona (Case No. 2:10-bk-01885).  Under the settlement, we paid Mr. Loomis $200,000, and may have to pay Mr. Loomis the remaining $300,000 if he is unable to sell his shares in the open market.  This contingency may negatively affect our liquidity in the next 12 months.

Operating activities used $146,661 in cash for the nine months ended February 28, 2011. Our net loss of $464,672, along with deferred tax asset of $249,000 were the primary components of our negative operating cash flow, offset by mainly stock-based compensation of $397,442 and bad debt expenses of $110,000. Cash flows used by investing activities during the nine months ended February 28, 2011 was $655,141 mainly as a result of $585,438 in the purchase of property and equipment. Cash flows provided $100,000 for the nine months ended February 28, 2011 from the proceeds of a note receivable.

Currently, our primary source of liquidity is cash flows provided by our operations. We will not require additional capital to execute our plan, unless we expand into additional facilities or grow through the acquisition of complementary businesses. Our current cash flows from operations are sufficient to meet our working capital requirements over the next 12 months.

Off Balance Sheet Arrangements

As of February 28, 2011, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Aina Dumlao.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2011, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended February 28, 2011.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

On or about January 6, 2011, a complaint was filed against us in the United States Bankruptcy Court for the District of Arizona (Case No. 2:10-bk-01885) by Joseph Charles Loomis (the “Debtor”).  The Debtor is the subject of a Chapter 11 bankruptcy case. The complaint alleges that on January 26, 2010, after the commencement of his bankruptcy case, the Debtor made a payment of $500,000 to us without prior bankruptcy court approval and that the entire payment is subject to being ordered immediately returned to the bankruptcy estate.  The payment was made pursuant to a written Stock Subscription Agreement executed between us and the Debtor or about January 1, 2010 whereby the Debtor agreed to purchase 833,333 shares of our common stock (the “Stock Sale”).

On February 28, 2011, the United States Bankruptcy Court approved a settlement agreement (the “Settlement Agreement”) between us and the Debtor. Under the Settlement Agreement, we are required to pay the Debtor $200,000 within 48 hours of entry of the order by the Bankruptcy Court approving the Settlement Agreement.  In exchange for the above-referenced payment, the Debtor will return to us 333,332 shares of our common stock purchased as part of the Stock Sale.

Further under the Settlement Agreement, the Debtor shall be permitted to sell his remaining shares of stock acquired in the Stock Sale for a price of not less than $0.35 per share. At the expiration of 180 days from the date of entry of an order by the Bankruptcy Court approving the Settlement Agreement, we will buy back all of the remaining shares of stock sold by means of the Stock Sale for an amount such that the Debtor is reimbursed in the total amount of $500,000 as a result of the above transactions.  In exchange, the Debtor will return to us all remaining shares of our common stock in his possession acquired on account of the Stock Sale.

Once the entire $500,000 is returned to the Debtor at the end of the 180 day period, the parties will jointly dismiss the bankruptcy action.

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On April 11, 2011, we sold 3,000,000 shares of our common stock in a private offering at $0.05 per share.  Under the terms of the subscription agreement, we received $100,000 of the investment at closing, and will receive the remaining $50,000 no later than 60 days from the closing. Further under the subscription agreement, the investor agreed to a three-year lockup on open market transactions.

As stated in our employment agreements with our President, Chris Johns, and our CEO, Aina Dumlao, if we issue additional securities of any class, then both Mr. Johns and Ms. Dumlao will be entitled to receive a corresponding increase in the amount of securities they hold so that their proportionate ownership in our company’s common and voting shares is not decreased. The above issuance of 3,000,000 has triggered these anti-dilution provisions in the employment agreements with Mr. Johns and Ms. Dumlao.  We therefore issued 975,000 shares of common stock to Ms. Dumlao and 1,050,000 shares of common stock to Mr. Johns to fulfill these anti-dilution provisions.

We issued shares at various times to employees for services rendered.  During the nine months ended February 28, 2011, 682,500 shares were issued to employees for a total value of $397,442.  The shares were valued at the market price on the grant date.

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

SupportSave Solutions, Inc.

Date:	April 14, 2011

By: /s/ Aina Dumlao Aina Dumlao Title: Chief Executive Officer and Director