Form 10-K
period 2011-05-31
SupportSave Solutions Inc
filed 2011-09-14
CIK 1401475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-143901

SupportSave Solutions, Inc.
(Exact name of registrant as specified in its charter)
Nevada	98-0534639
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
801 W. Big Beaver, Suite 650 Troy, Michigan	48084
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 248-430-4300

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered pursuant to Section 12(g) of the Exchange Act:
Title of each class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]       No [  ]

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]       No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,414,695

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  26,232,280 as of June 3, 2011

 PART I
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

Other BPO Services

We also provide a broad range of additional BPO services, including credit application processing, mortgage processing, title searches and data verification, which consists of verifying an individual's credit, employment, identity or other borrower information. Additionally, we conduct product and fraud detection, manage refunds, warranties and applications, and conduct preparations for serving legal papers. These services are also offered during the Philippine daytime (U.S. night-time), which allows us to leverage an existing base of skilled professionals and infrastructure and should allow us to improve our return on invested capital.

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

Item 2.   Properties

We operate out of a leased facility in Cebu, Philippines.  The lease began on December 1, 2007, and is for 5 years at the rate of approximately $3,500 per month.  Additional space was added at an additional $1,720 per month.  On August 15, 2010, we signed a lease in Los Angeles for approximately $1,200 per month for a term of twelve months. On May 18, 2011, the board voted unanimously in favor of closing the Los Angeles office and moving to a new location in Michigan. Effective May 18, 2011, the new corporate address is: 801 W. Big Beaver, Suite 650, Troy, Michigan, 48084. We do not have a lease agreement at this time. Our board member and communications director, Richard Halprin, is providing the office space free of charge at this time.

In March 2010, we signed a new lease for a facility in Cebu, Philippines.  The lease begins on July 30, 2010, and is for 5 years at the rate of approximately $10,650 per month.  The lease contains a rent-free fit-out period from March 30 to July 29, 2010.  The lease also contains an option for additional 5 years upon mutual agreement of the parties.

Item 3.   Legal Proceedings

Loomis Bankruptcy

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

On September 9, 2011 we entered in to an Amendment to Settlement Agreement (“Amendment”) with the Debtor in which he agreed to forbear his right to submit the judgment to the court.  In addition, commencing as of April 1, 2011, we agree to make forbearance payments to Debtor on a monthly basis in the amount of 8% of the sum of $300,000 or $2,000 per month with each forbearance payment due and payable on the first business day of each month.  Under this Amendment and within 48 hours of approval of this Amendment by the Bankruptcy Court, we shall pay the Debtor the past due forbearance payments (for the months of April, May, June, July and August) in the total amount of $10,000.

The remaining principal balance in the amount of $300,000 is due and payable to the Debtor on or before April 1, 2012.

Duryea Action

On June 27, 2011, a complaint was filed against us in the United States District Court of the District of Nevada (Case No. 2:11-cv-01054-GMN-GWF) by Joseph Duryea (“Duryea”), our former President and member of the board of directors. The complaint alleges that Duryea is entitled to certain benefits provided under his employment contract with the company on account of his termination with our company for “Good Reason.”  He claims, among other things, that certain of our officers engaged in multiple activities which constituted breaches of their fiduciary duty and his employment agreement.  He also alleges that he took stock that was overvalued based on our incorrect financial reports.  He seeks compensatory and punitive damages in excess of $75,000.

At the present time, the board of directors is considering options as to how to respond to Duryea’s complaint.  More information will be provided in subsequent reports.

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

Fiscal Year Ending May 31, 2011
Quarter Ended	High $	Low $
May 31, 2011	0.38	0
August 31, 2010	0.471	0.20
November 30, 2010	0.551	0.30
February 28, 2010	0.68	0.20

Fiscal Year Ending May 31, 2010
Quarter Ended	High $	Low $
May 31, 2010	1.27	0.41
August 31, 2009	0.52	0.25
November 30, 2009	0.60	0.42
February 28, 2009	1.30	0.45

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

Holders of Our Common Stock

As of June 3, 2011, we had 26,232,280 shares of our common stock issued and outstanding, held by 338 shareholders of record.

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

Recent Sales of Unregistered Securities

We have 100,000,000 shares of $0.00001 par value common stock authorized.

On April 12, 2011, we sold 3,000,000 shares of our common stock in a private offering at $0.05 per share for a total cash value of $150,000.  We collected $94,700 and recorded the balance of $55,300 as a stock subscription receivable. We determined the balance of $55,300 to be uncollectable at May 31, 2011 and wrote off the balance against additional paid-in capital.

On May 26, 2011, we sold 650,000 shares of our common stock in a private offering at $0.10 per share for a total cash value of $65,000.

We issued shares at various times to employees for services rendered.  During the years ended May 31, 2011 and 2010, 1,682,499 and 373,333 shares were issued to employees for total value of $758,246 and $280,000, respectively. The shares were valued at the market price on the grant date.

In April and May 2011, we issued 6,396,250 anti-dilution shares of common stock to two officers under the terms of their employment agreements. The share issuances were recorded at par value.

During the year ended May 31, 2011, we entered into two agreements to purchase back stock into treasury.

We agreed to purchase back 833,333 shares of common stock for a total cost of $500,000 in accordance with a settlement agreement with a shareholder.  We paid $200,000 and recorded the remaining $300,000 as a payable as of May 31, 2011.

We also agreed to purchase back 6,835,425 shares of common stock for a total cost of $500,000 in accordance with a settlement agreement with a departing officer of the Company. We paid $100,000 and recorded the remaining $400,000 as a payable as of May 31, 2011.

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

Results of Operations for the years ended May 31, 2011 and 2010

To become more profitable and competitive, we have to attract more clients, sell our services and generate more revenues.

Our revenue reported for the year ended May 31, 2011 was $2,845,159, compared with $2,866,222 for the year ended May 31, 2010. Our revenue generated for both periods was attributable to the sale of our BPO services and was comparable for both periods.

Returns and allowances are refunds for services not provided.  Returns and allowances for the year ended May 31, 2011 amounted to $38,613, compared with $54,333 for the same period ended May 31, 2010.  We experienced less returns and allowances in the year ended May 31, 2011 compared with the same period 2010 as a result of improved service delivery.

Our revenue less returns and allowances is our net revenue.  Net revenue for the year ended May 31, 2011 was $2,806,546, compared with $2,812,489 for the same period ended May 31, 2010.

Our operating expenses for the year ended May 31, 2011 were $4,080,805, compared with $2,620,990 for the same period ended May 31, 2010.  The increase in our operating expenses for the year ended May 31, 2011 compared with May 31, 2010 is mainly attributable to: increased wages and benefits, which increased by $1,307,819; severance payments, which were non-existent in 2010 but accounted for $149,000 in 2011;and  rent, which increased by $107,790 in 2011.  This year we experienced a decrease in commission, advertising, and selling, general and administrative expenses.  Below is a breakdown of our operating expenses for the years ended May 31, 2011 and 2010.

Wages and benefits	$2,963,906	$1,656,087
Rent	211,767	103,977
Advertising	87,050	104,390
Telephone, internet and utilities	149,972	145,679
Commissions	165,889	283,526
Severance	149,000	0
Legal and accounting	94,673	62,472
Depreciation	74,240	58,318
Selling, general and administrative	184,308	206,541
TOTAL OPERATING EXPENSES	$4,080,805	$2,620,990

We had other expenses of $110,816 for the year ended May 31, 2011. Other expenses for this period consisted mainly of an $110,000 write off of a note receivable.  We had other income in 2010 by comparison, mainly consisting of a gain on the sale of assets in the amount of $149,540 and a gain from currency hedging transactions in the amount of $54,964.

We had a net loss of $900,075 for the year ended May 31, 2011, compared with net income of $274,055 for the year ended May 31, 2010.

Liquidity and Capital Resources

As at May 31, 2011, we had $775,226 in current assets and $1,042,789 in current liabilities. On May 31, 2010, we had working capital of $267,563.

Operating activities used $556,620 in cash for year ended May 31, 2011. Our net loss of $900,075, along with deferred income tax liabilities of $485,000, and trade accounts receivable of $220,175 were the primary components of our negative operating cash flow. These were offset mainly by $758,249 in stock based compensation, settlement accounts payable of $131,550 and $110,000 for the write off of a note receivable.

Cash flows used by investing activities during the year ended May 31, 2011 were $576,063 mainly as a result of $666,063 for the purchase of property and equipment.

Cash flows used by financing activities during the year ended May 31, 2011 was $140,300 primarily as a result of $300,000 for the purchase of treasury stock, offset mainly by $$159,700 from the issuance of our common stock.

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

Off Balance Sheet Arrangements

As May 31, 2011, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of May 31, 2011 and 2010
F-3	Consolidated Statements of Operations for the Years Ended May 31, 2011 and May 31, 2010
F-4	Consolidated Statement of Stockholders’ Equity as of May 31, 2011
F-5	Consolidated Statements of Cash Flows for the Years Ended May 31, 2011 and May 31, 2010
F-6	Notes to Consolidated Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
SupportSave Solutions, Inc.

We have audited the accompanying consolidated balance sheets of SupportSave Solutions, Inc., as of May 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SupportSave Solutions, Inc., as of May 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan
September 13, 2011

SUPPORTSAVE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2011 AND 2010

	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$275,716	$1,588,056
Investments in marketable securities	900	610
Accounts receivable – trade	390,424	170,249
Accounts receivable – other	0	15,441
Note receivable – current	0	210,000
Notes receivable – related party	100,000	0
Interest receivable	8,186	3,541
Total Current Assets	775,226	1,987,897

Property and equipment, net	738,336	201,723

Other Assets
Security deposit	64,208	64,208
Note receivable – related party	0	50,000
Deferred income tax asset	485,000	0
Total Other Assets	549,208	114,208

TOTAL ASSETS	$2,062,770	$2,303,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$57,574	$50,986
Accrued expenses	55,865	113,868
Accounts payable – settlements	131,550	0
Treasury stock payable	700,000	0
Loan payable – officer	800	800
Deferred income tax liability	97,000	97,000
Total Current Liabilities	1,042,789	262,654

Stockholders’ Equity
Common stock, $.00001 par value, 100,000,000 shares authorized; 26,232,280 and 14,503,531 shares issued and outstanding at May 31, 2011 and 2010, respectively	262	145
Additional paid in capital	2,875,916	1,958,084
Treasury stock	(1,003,029)	(3,029)
Stock subscription receivable	0	0
Cumulative translation adjustment	(83,175)	(43,818)
Unrealized gain (loss) on investments	(19,113)	(19,403)
Retained earnings (deficit)	(750,880)	149,195
Total Stockholders’ Equity	1,019,981	2,041,174

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,062,770	$2,303,828

The accompanying notes are an integral part of the financial statements

SUPPORTSAVE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2011 AND 2010

	2011	2010
REVENUE
Sales	$2,845,159	$2,866,822
Less: returns and allowances	(38,613)	(54,333)

NET REVENUE	2,806,546	2,812,489

OPERATING EXPENSES
Wages and benefits	2,963,906	1,656,087
Rent	211,767	103,977
Advertising	87,050	104,390
Telephone, internet and utilities	149,972	145,679
Commissions	165,889	283,526
Severance	149,000	0
Legal and accounting	94,673	62,472
Depreciation	74,240	58,318
Selling, general and administrative	184,308	206,541
TOTAL OPERATING EXPENSES	4,080,805	2,620,990

OPERATING INCOME (LOSS)	(1,274,259)	191,499

OTHER INCOME (EXPENSE)
Interest income	13,240	16,922
Miscellaneous other income	1,154	235
Gain on sale of investments	0	7,895
Write off of note receivable	(110,000)	0
Gain (loss) from currency hedging transactions	0	54,964
Gain (loss) on sale of assets	(15,210)	149,540
TOTAL OTHER INCOME (EXPENSE)	(110,816)	229,556

NET INCOME (LOSS) BEFORE PROVISION FOR FEDERAL INCOME TAX (BENEFIT) EXPENSE	(1,385,075)	421,055

PROVISION FOR FEDERAL INCOME TAXES (BENEFIT) EXPENSE	(485,000)	147,000

NET INCOME (LOSS)	$(900,075)	$274,055

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.06)	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	15,771,646	13,638,800

The accompanying notes are an integral part of the financial statements

SUPPORTSAVE SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AS OF MAY 31, 2011

	Common Stock		Additional Paid in	Treasury	Stock Subscription	Cumulative Translation	Unrealized Gain (Loss)	Retained Earnings
	Shares	Amount	Capital	Stock	Receivable	Adjustment	on Investments	(Deficit)	Total

Balance, June 1, 2009	13,255,198	$132	$1,143,292	$(64,207)	$0	$(21,958)	$0	$(124,860)	$932,399

Purchase of treasury stock	-	-	-	(9,017)	-	-	-	-	(9,017)

Common stock issued for cash	875,000	9	524,991	-	-	-	-	-	525,000

Sale of treasury stock	-	-	9,805	70,195	-	-	-	-	80,000

Common stock issued for services	373,333	4	279,996	-	-	-	-	-	280,000

Net income	-	-	-	-	-	(21,860)	(19,403)	274,055	232,792

Balance, May 31, 2010	14,503,531	145	1,958,084	(3,029)	0	(43,818)	(19,403)	149,195	2,041,174

Common stock issued for services	1,682,499	17	758,232	-	-	-	-	-	758,249

Common stock issued for cash	3,650,000	36	214,964	-	(55,300)	-	-	-	159,700

Purchase of treasury stock	-	-	-	(1,000,000)	-	-	-	-	(1,000,000)

Issuance of anti-dilution common stock	6,396,250	64	(64)	-	-	-	-	-	0

Write-off of stock subscription receivable	-	-	(55,300)	-	55,300	-	-	-	0

Net loss	-	-	-	-	-	(39,357)	290	(900,075)	(939,142)

Balance, May 31, 2011	26,232,280	$262	$2,875,916	$(1,003,029)	$0	$(83,175)	$(19,113)	$(750,880)	$1,019,981

The accompanying notes are an integral part of the financial statements

SUPPORTSAVE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$(900,075)	$274,055
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	74,240	58,319
Write-off of note receivable	110,000	0
Stock-based compensation	758,249	280,000
(Gain) loss on sale of assets	15,210	(149,540)
(Gain) on investments	0	(7,895)
Changes in assets and liabilities:
Accounts receivable – trade	(220,175)	(155,317)
Accounts receivable – other	15,441	(9,241)
Interest receivable	(4,645)	(2,751)
Deferred income tax	(485,000)	50,000
Accounts payable	6,588	19,025
Accrued expenses	(58,003)	88,308
Accounts payable - settlements	131,550	(2,719)
Deferred income tax liability	0	97,000
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(556,620)	539,244

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(666,063)	(184,661)
Sale of property and equipment	40,000	204,706
Increase in security deposit	0	(56,726)
Proceeds from sale of marketable securities	0	102,444
Investments in non-controlled subsidiaries	0	(16,500)
Payments received for note receivable	100,000	0
Issuance of note receivable – related party	(50,000)	(50,000)
NET CASH USED IN INVESTING ACTIVITIES	(576,063)	(737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	159,700	525,000
Sale of treasury stock	0	80,000
Purchase of treasury stock	(300,000)	(9,017)
Payments on loan payable	0	(28,923)
Proceeds from loan payable	0	28,923
Proceeds from loan payable - officer	0	800
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(140,300)	596,783

Currency exchange rate effect on cash	(39,357)	(21,860)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,312,340)	1,113,430
CASH AND CASH EQUIVALENTS – BEGINNING	1,588,056	474,626
CASH AND CASH EQUIVALENTS – ENDING	$275,716	$1,588,056

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0
SUPPLEMENTAL NON-CASH TRANSACTIONS:
Payable issued for purchase back of treasury stock	$700,000	$0

The accompanying notes are an integral part of the financial statements

SUPPORTSAVE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2011

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

Advertising Costs
The Company follows the policy of expensing advertising costs as they are incurred.  Advertising expenses for the years ended May 31, 2011 and 2010 were $87,050 and $104,390, respectively.

SUPPORTSAVE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2011

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income Per Share
Basic income per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2011.

SUPPORTSAVE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2011

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options. The Company issued 1,682,499 and 373,333 shares of common stock to employees during the years ended May 31, 2011 and 2010, respectively. See note 8.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of May 31, 2011 and 2010:

	2011	2010
Office furniture and equipment	$272,574	$213,740
Software	13,699	13,699
Leasehold improvements	636,937	29,709
Vehicles	0	63,270
Sub-total	923,210	320,418
Less: Accumulated depreciation	(184,874)	(118,695)
Total Property and Equipment	$738,336	$201,723

Depreciation expense was $74,240 and $58,319 for the years ended May 31, 2011 and 2010, respectively.

NOTE 4: NOTE RECEIVABLE

On May 11, 2009, the Company sold its office building for $260,000 on a note receivable.  The Company received $50,000 down and the remainder is payable in 23 monthly interest only installments of $1,225 beginning June 11, 2009, with a balloon payment of the remaining principal and all accrued interest due on May 11, 2011.  The note bears interest at 7% per annum and is secured by the real property. On January 28, 2011, the Company settled the note receivable for $100,000. The Company has written off the remaining $110,000 balance as bad debt.

NOTE 5: NOTE RECEIVABLE – RELATED PARTY

During the year ended May 31, 2010, the Company loaned $50,000 to a related party to fund an investment in a film project.  The loan was due on June 14, 2011 and at that time a total balloon payment of $55,000 was due that will satisfy the principal and accrued interest.  On June 2, 2010, the Company loaned an additional $50,000 to the related party and amended the terms of the initial loan. The total note receivable of $100,000 plus 6.66 % interest will be due on January 1, 2012. Interest expense related to these loans was $4,645 and $2,751 for the years ended May 31, 2011 and 2010, respectively.

SUPPORTSAVE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2011

NOTE 6: MARKETABLE SECURITIES

Marketable securities are shown on the balance sheet.  The first-in, first-out (FIFO) method is used to determine the cost of each security at the time of sale. We consider our investment portfolio and marketable equity investments available-for-sale.  Accordingly, these investments are recorded at fair market value. As of May 31, 2011, an unrealized loss of $19,113 has been recorded. Cost and market value of equitable securities at May 31, 2011 and 2010 are as follows:

	Cost	Gross Unrealized Loss	Market Value

Equities/Options, May 31, 2011	$20,013	$(19,113)	$900

Equities/Options, May 31, 2010	$20,013	$(19,403)	$610

NOTE 7: ACCRUED EXPENSES

Accrued expenses consisted of the following as of May 31, 2011 and 2010:

	2011	2010
Accrued wages and taxes	$33,954	$74,683
Accrued professional fees	21,911	12,015
Accrued foreign taxes	0	25,985
Accrued miscellaneous	0	1,185
Total Accrued expenses	$55,865	$113,868

NOTE 8: COMMON STOCK

The Company has 100,000,000 shares of $0.00001 par value common stock authorized.

On January 1, 2010, the Company sold 875,000 shares of its common stock in a private offering at $0.60 per share for total cash of $525,000. 275,387 of those shares came from the treasury.

The Company purchased back 20,500 shares for a total cost of $9,017 during year ended May 31, 2010 and returned them to treasury.

On April 12, 2011, the Company sold 3,000,000 shares of its common stock in a private offering at $0.05 per share for a total cash value of $150,000.  The Company collected $94,700 and recorded the balance of $55,300 as a stock subscription receivable. The Company determined the balance of $55,300 to be uncollectable at May 31, 2011 and wrote off the balance against additional paid-in capital.

On May 26, 2011, the Company sold 650,000 shares of its common stock in a private offering at $0.10 per share for a total cash value of $65,000.

The Company issued shares at various times to employees for services rendered.  During the years ended May 31, 2011 and 2010, 1,682,499 and 373,333 shares were issued to employees for total value of $758,246 and $280,000, respectively. The shares were valued at the market price on the grant date.

SUPPORTSAVE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2011

NOTE 8: COMMON STOCK (CONTINUED)

In April and May 2011, the Company issued 6,396,250 anti-dilution shares of common stock to two officers under the terms of their employment agreements. The share issuances were recorded at par value.

During the year ended May 31, 2011, the Company entered into two agreements to purchase back stock into treasury.

The Company agreed to purchase back 833,333 shares of common stock for a total cost of $500,000 in accordance with a settlement agreement with a shareholder.  The Company paid $200,000 and recorded the remaining $300,000 as a payable as of May 31, 2011.

The Company also agreed to purchase back 6,835,425 shares of common stock for a total cost of $500,000 in accordance with a settlement agreement with a departing officer of the Company. The Company paid $100,000 and recorded the remaining $400,000 as a payable as of May 31, 2011.

NOTE 9: OPERATING LEASE

The Company operates out of a leased facility in Cebu, Philippines.  The lease began on December 1, 2007, and is for 5 years at the rate of approximately $3,500 per month.  Additional space has recently been added at an additional $1,720 per month.  On August 15, 2010, the Company signed a lease in Los Angeles for approximately $1,200 per month for a term of twelve months.  On May 18, 2011, the Company board voted to close the Los Angeles facility effective that day.  Also on May 18, 2011, the Company moved its corporate address to an office in Troy, Michigan by a shareholder who is providing the office space free of charge.

In March 2010, the Company signed a new lease for a facility in Cebu, Philippines.  The lease begins on July 30, 2010, and is for 5 years at the rate of approximately $10,650 per month plus utilities.  The lease contains a rent-free fit-out period from March 30 to July 29, 2010.  The lease also contains an option for additional 5 years upon mutual agreement of the parties.

Minimum annual rents for all leases for the next five years are as follows:

Period Through:	Amount:
May 31, 2012	$133,555
2013	140,627
2014	147,914
2015	155,418
2015	26,113
Total	$603,627

NOTE 10: MAJOR CUSTOMERS

Sales to one customer accounted for 32% and 26% of net sales in the years ended May 31, 2011 and 2010, respectively.

SUPPORTSAVE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2011

NOTE 11: INCOME TAXES

The provision for Federal income tax consists of the following at May 31:

	2011	2010
Federal income tax attributable to:
Current operations	$(485,000)	$147,000
Less: valuation allowance	0	0
Net provision (benefit) for Federal income taxes	$(485,000)	$147,000

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows at May 31:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$(97,000)	$(97,000)
Less: valuation allowance	0	0
Net deferred tax asset (liability)	$(97,000)	$(97,000)

NOTE 12: SUBSEQUENT EVENTS

Management has evaluated subsequent events through September 13, 2011, the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2011. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of May 31, 2011.

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

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of May 31, 2011 and their present positions.

Name	Age	Position Held with the Company
Christopher Johns	34	President, CEO and Director
Beatrice White	27	Vice President
Richard Halprin	47	Director
Nathan White	34	Director
David Foot	47	Director

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

Beatrice White

From 2007 to the present, Ms. White has been employed with our company as Call Center Agent, Team Leader, Operations Manager and now Vice President – Director of Operations.

Richard Halprin

For the last seventeen years, Mr. Halprin has engaged in the private practice of law in Troy, Michigan. Mr. Halprin is also a Magistrate of the 45B District Court (Oak Park, Mich.).

Nathan White

Nathan White, co-founded Hudson White PLLC,  a firm that serves the needs of small business clients with innovative and responsive approaches to the challenges of today's business climate. Hudson white provides a variety of services in the areas of business formation, contracts, labor and employment issues, estate planning and trusts, working with non-profits and charitable associations, and Real Estate.

David Foot

David Foot is a retired investor for the past decade, he had investments in SSVE and decided to come out of retirement to actively manage his investment by working for SSVE in 2008 where he has been employed since.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past ten years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President and director, Ms. Melissa Lopez, at the address appearing on the first page of this annual report.

Code of Ethics

May 31, 2011, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended May 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christopher Johns, President, CEO and Director	2010 2011	23,555 24,000	0 15,000	0 0	0 0	0 0	0 0	30,510 0	54,065 39,000
Beatrice Pia White, Vice President and Director	2010 2011	8,900 8,700	0 0	0 0	0 0	0 0	0 0	0 0	8,900 8,700
David Foot, IT Director and Director	2010 2011	3,200 5,400	0 0	0 0	0 0	0 0	0 0	0 0	3,200 5,400
Joseph S. Duryea, Former Officer and Director	2010 2011	50,000 25,000	0 0	152,716 0	0 0	0 0	0 0	0 0	202,716 25,000
Aina Mae Dumlao-Johns, Former Officer and Director	2010 2011	8,000 3,500	0 0	0 0	0 0	0 0	0 0	40,954 0	48,954 0

Narrative Disclosure to the Summary Compensation Table

On June 10, 2011, we entered into a settlement agreement (the “Settlement Agreement”) with Ms. Aina Dumlao, our former CEO. Under the terms of the Settlement Agreement, we agreed to purchase 6,835,425 shares of her common stock in our company for $500,000 and to pay her $16,808.18 for her accumulated time-off credit. Of this total amount, we agreed to pay $416,808.16 within 30 days signing the Settlement Agreement and the remaining $100,000 within 21 days of signing the Settlement Agreement.

Further under the Settlement Agreement, we agreed as follows:

▪	We agreed to guarantee her an equity position in our company of 5.8% on her remaining shares, which will not be diluted by any future issuances.
▪	We agreed to assign to Ms. Dumlao 25% of our interest in SS Media Ventures, LLC, a Florida limited liability company.
▪	We agreed that her employment with our company was mutually terminated and not for cause as we announced in a prior filing.

In exchange for the above consideration, Ms. Dumlao agreed as follows:

▪	She agreed to a complete release of any claims under her employment agreement dated November 3, 2010.
▪	She agreed to safely return all customer information, lists and other documents.
▪	She agreed to not disparage our company and to not solicit our employees or customers for a period of 12 months.

As part of the Settlement Agreement with Ms. Dumlao, Mr. Chris Johns, our CEO, has agreed to waive the anti-dilution provision in his own employment agreement.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of May 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Christopher Johns, President, CEO and Director	-	-	-	-	-	-	-	-	-
Joseph S. Duryea, Former President and Director	-	-	-	-	-	-	-	-	-
Aina Mae Dumlao-Johns, Former CEO, Treasurer and Director	-	-	-	-	-	-	-	-	-

Compensation of Directors

The table below summarizes all compensation of our directors as of May 31, 2011.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Halprin	5,000	-	-	-	-	-	5,000
Nathan White	1,200	-	-	-	-	-	1,200

Narrative Disclosure to the Director Compensation Table

Mr. White, who will also be serving as our General Counsel on a part time basis in addition to his service as a board member, will assist in all corporate legal matters of our company. Mr. White’s compensation will be $250 per month for serving on the board of directors and $350 per month for serving as General Counsel.

Mr. David Foot is currently our IT director and will now be taking a more active role, committed to working full-time to upgrade our IT solutions for customers. Mr. Foot’s compensation will be increased to $3,300 per month as he transitions to full-time employment.
Mr. Richard Halprin, will be expanding his role in our company by filling a part-time position as our Executive Communications Director. For his service in this role, we will compensate him $650 per month in addition to the $250 per month he receives for serving on our board of directors.

Stock Option Plans

We did not have a stock option plan in place as of May 31, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of Jun e 3, 2011 by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.  Unless otherwise indicated, the address for the named parties below is 801 W. Big Beaver, Suite 650, Troy, Michigan, 48084.

As of June 3, 2011, we had 26,232,280 shares of our common stock issued and outstanding, held by 338 shareholders of record.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock
Christopher Johns	Common Stock	9,600,297	36.6%
Beatrice White	Common Stock	252,800	**
Richard Halprin	Common Stock	65,000	**
Nathan White	Common Stock	837,500	3.2%
David Foot	Common Stock	837,500	3.2%
DIRECTORS AND OFFICERS – TOTAL	Common Stock

5% SHAREHOLDERS
Aina Dumlao #1 JL Compound, Cebu City 6000 Philippines	Common Stock	7,835,425	29.9%
Long Road Capital, LLC	Common Stock	3,000,000	11.4%

** Less than 1%

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as set forth above in Executive Compensation and below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

During the year ended May 31, 2010, we loaned $50,000 to a related party to fund an investment in a film project.  The loan was due on June 14, 2011 and at that time a total balloon payment of $55,000 was due that will satisfy the principal and accrued interest.  On June 2, 2010, we loaned an additional $50,000 to the related party and amended the terms of the initial loan. The total note receivable of $100,000 plus 6.66 % interest will be due on January 1, 2012. Interest expense related to these loans was $4,645 and $2,751 for the years ended May 31, 2011 and 2010, respectively.

In April and May 2011, we issued 6,396,250 anti-dilution shares of common stock to Christopher Johns and Aina Dumlao under the terms of their employment agreements. The share issuances were recorded at par value.

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

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended May 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$20,250	$0	$0	$0
2010	$20,550	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (2)
10.1	Amendment to Settlement Agreement, dated September 9, 2011
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 20, 2007.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 SupportSave Solutions, Inc.

By:	/s/ Christopher S. Johns
Christopher S. Johns President, Secretary, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director
September 14, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ David Foot
David Foot Director

September 14, 2011

By:	/s/ Beatrice Pia White
Beatrice Pia White
Director

September 14, 2011