Form 10-Q
period 2011-08-31
SupportSave Solutions Inc
filed 2011-10-17
CIK 1401475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-143901

SupportSave Solutions, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	98-0534639
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

801 W. Big Beaver, Suite 650 Troy, Michigan
(Address of principal executive offices)

248-430-4300
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

[ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,153,741 common shares as of August 31, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of August 31, 2011 and May 31, 2010 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended August 31, 2011 and 2010 (unaudited);
F-3	Consolidated Statements of Cash Flows for the three months ended August 31, 2011 and August 31, 2010 (unaudited);
F-4	Notes to Consolidated Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

SUPPORTSAVE SOLUTIONS, INC.

(A NEVADA CORPORATION)

CONSOLIDATED BALANCE SHEETS

AS OF AUGUST 31, 2011 AND MAY 31, 2011 (UNAUDITED)

	August 31, 2011	May 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$187,887	$275,716
Investment in marketable securities	400	900
Accounts receivable - trade	374,911	390,424
Note receivable - related party	100,000	100,000
Accrued interest receivable	9,851	8,186

TOTAL CURRENT ASSETS	673,049	775,226

PROPERTY AND EQUIPMENT, NET	730,659	738,336

OTHER ASSETS
Security deposits	65,596	64,208
Deferred tax asset	408,000	485,000

TOTAL OTHER ASSETS	473,596	549,208

TOTAL ASSETS	$1,877,304	$2,062,770

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$72,787	$57,574
Accrued expenses	134,313	55,865
Accounts payable - settlements	114,742	131,550
Treasury stock payable	300,000	700,000
Deferred income taxes	97,000	97,000
Loan payable - officer	800	800

TOTAL CURRENT LIABILITIES	719,642	1,042,789

STOCKHOLDERS' EQUITY
Common stock, $.00001 par value, 100,000,000 shares authorized, 19,153,741 and 26,232,280 shares issued and outstanding at August 31, 2011 and May 31, 2011, respectively	191	262
Preferred stock, $.00001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	-0-	-0-
Additional paid-in-capital	2,230,119	2,875,916
Treasury stock	(357,161)	(1,003,029)
Cumulative translation adjustment	(87,007)	(83,175)
Unrealized gain (loss) on investments	(19,613)	(19,113)
Retained earnings (deficit)	(608,867)	(750,880)

TOTAL STOCKHOLDERS' EQUITY	1,157,662	1,019,981

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,877,304	$2,062,770

The accompanying notes are an integral part of the financial statements

SUPPORTSAVE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010 (UNAUDITED)

	Three Months Ended	Three Months Ended
	August 31, 2011	August 31, 2010
REVENUE
Sales	$911,171	$572,587
Less returns and allowances	(2,651)	(5,934)

TOTAL REVENUE	908,520	566,653

EXPENSES
Wages and benefits	407,895	680,948
Rent	67,595	27,034
Advertising	16,434	20,539
Telephone, internet and utilities	45,979	25,250
Commissions	14,550	16,910
Settlements expense	4,500	-0-
Legal and accounting	6,737	8,381
Depreciation	17,798	14,480
Selling, general and administrative	109,717	44,799

TOTAL EXPENSES	691,205	838,343

OPERATING INCOME (LOSS)	217,315	(271,690)

OTHER INCOME (EXPENSE)
Interest income	1,698	5,806

TOTAL OTHER INCOME (EXPENSE)	1,698	5,806

NET INCOME (LOSS) BEFORE PROVISION FOR FEDERAL INCOME TAX (BENEFIT)	219,013	(265,884)

PROVISION FOR FEDERAL INCOME TAX (BENEFIT)	77,000	(93,000)

NET INCOME (LOSS)	$142,013	$(172,884)

NET INCOME (LOSS) PER SHARE:
BASIC AND DILUTED	$0.01	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	19,769,266	14,728,558

The accompanying notes are an integral part of the financial statements.

 SUPPORTSAVE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010 (UNAUDITED)

	Three Months Ended	Three Months Ended
	August 31, 2011	August 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$142,013	$(172,884)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	17,798	14,480
Stock based compensation expense	-0-	(225,111)
Changes in assets and liabilities:
Accounts receivable - trade	15,513	21,977
Accounts receivable - other	-0-	15,441
Accrued interest receivable	(1,665)	(1,665)
Deferred tax asset	77,000	-0-
Accounts payable - trade	15,213	(1,070)
Accounts payable - settlements	(16,808)	-0-
Accrued expenses	78,448	(56,136)
Deferred revenue	-0-	6,797
Accrued federal income tax	-0-	(93,000)

TOTAL ADJUSTMENTS	185,499	131,934

NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES	327,512	(40,949)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,120)	(166,563)
Security deposit	(1,389)	(2,188)
Increase in note receivable - related party	-0-	(50,000)

NET CASH PROVIDED BY (USED BY) INVESTING ACTIVITIES	(11,509)	(218,751)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on treasury stock	(400,000)	-0-

NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES	(400,000)	-0-

Currency exchange rate effect on cash	(3,832)	(6,192)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(87,829)	(265,892)

CASH AND CASH EQUIVALENTS - BEGINNING	275,716	1,588,056

CASH AND CASH EQUIVALENTS - ENDING	$187,887	$1,322,164

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-0-	$-0-
Cash paid for income taxes	$-0-	$-0-

The accompanying notes are an integral part of the financial statements

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2011

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended May 31, 2011. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

Advertising Costs

The Company follows the policy of expensing advertising costs as they are incurred. Advertising expenses for the three months ended August 31, 2011 and 2010 were $16,434 and $20,539, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2011

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income Per Share

Basic income per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2011.

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2011

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to additional paid in capital using the average-cost method.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options. The Company did not issue any shares of common stock to employees during the three months ended August 31, 2011 and 2010, respectively.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of August 31, 2011 and May 31, 2011:

	August 31, 2011	May 31, 2011
Office furniture and equipment	$282,694	$272,574
Software	13,699	13,699
Leasehold improvements	636,937	636,937
Sub-total	933,330	923,210
Less: Accumulated depreciation	(202,671)	(184,874)
Total Property and Equipment	$730,659	$738,336

Depreciation expense was $17,798 and $14,480 for the three months ended August 31, 2011 and 2010, respectively.

NOTE 4: NOTE RECEIVABLE

On May 11, 2009, the Company sold its office building for $260,000 on a note receivable. The Company received $50,000 down and the remainder is payable in 23 monthly interest only installments of $1,225 beginning June 11, 2009, with a balloon payment of the remaining principal and all accrued interest due on May 11, 2011. The note bears interest at 7% per annum and is secured by the real property. On January 28, 2011, the Company settled the note receivable for $100,000. The Company has written off the remaining $110,000 balance as bad debt at May 31, 2011.

NOTE 5: NOTE RECEIVABLE – RELATED PARTY

During the year ended May 31, 2010, the Company loaned $50,000 to a related party to fund an investment in a film project. The loan was due on June 14, 2011 and at that time a total balloon payment of $55,000 was due that will satisfy the principal and accrued interest. On June 2, 2010, the Company loaned an additional $50,000 to the related party and amended the terms of the initial loan. The total note receivable of $100,000 plus 6.66 % interest will be due on January 1, 2012. Interest expense related to these loans was $1,665 and $1,665 for the three months ended August 31, 2011 and 2010, respectively.

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2011

NOTE 6: MARKETABLE SECURITIES

Marketable securities are shown on the balance sheet. The first-in, first-out (FIFO) method is used to determine the cost of each security at the time of sale. We consider our investment portfolio and marketable equity investments available-for-sale. Accordingly, these investments are recorded at fair market value. As of August 31, 2011, an unrealized loss of $19,613 has been recorded. Cost and market value of equitable securities at August 31, 2011 and May 31, 2011 are as follows:

	Cost	Gross Unrealized Loss	Market Value

Equities/Options, August 31, 2011	$20,013	$(19,613)	$400

Equities/Options, May 31, 2011	$20,013	$(19,113)	$900

NOTE 7: ACCRUED EXPENSES

Accrued expenses consisted of the following as of August 31, 2011 and May 31, 2011:

	August 31, 2011	May 31, 2011
Accrued wages and taxes	$0	$33,954
Accrued professional fees	0	21,911
Accrued miscellaneous	134,313	0
Total Accrued expenses	$134,313	$55,865

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

AUGUST 31, 2011

NOTE 8: COMMON STOCK (CONTINUED)

In April and May 2011, the Company issued 6,396,250 anti-dilution shares of common stock to two officers under the terms of their employment agreements. The share issuances were recorded at par value.

During the year ended May 31, 2011, the Company entered into two agreements to purchase back stock into treasury.

The Company agreed to purchase back 833,333 shares of common stock for a total cost of $500,000 in accordance with a settlement agreement with a shareholder. The Company paid $200,000 and recorded the remaining $300,000 as a payable as of May 31, 2011, which remains payable at August 31, 2011.

The Company also agreed to purchase back 6,835,425 shares of common stock for a total cost of $500,000 in accordance with a settlement agreement with a departing officer of the Company. The Company paid $100,000 and recorded the remaining $400,000 as a payable as of May 31, 2011. The remaining $400,000 payable was paid during the three months ending August 31, 2011.

NOTE 9: OPERATING LEASE

The Company operates out of a leased facility in Cebu, Philippines. The lease began on December 1, 2007, and is for 5 years at the current rate of approximately $1,900 per month. On August 15, 2010, the Company signed a lease in Los Angeles for approximately $1,200 per month for a term of twelve months. On May 18, 2011, the Company board voted to close the Los Angeles facility effective that day. Also on May 18, 2011, the Company moved its corporate address to an office in Troy, Michigan by a shareholder who is providing the office space free of charge.

In March 2010, the Company signed a new lease for a facility in Cebu, Philippines. The lease begins on July 30, 2010, and is for 5 years at the rate of approximately $10,650 per month plus utilities. The lease contains a rent-free fit-out period from March 30 to July 29, 2010. The lease also contains an option for additional 5 years upon mutual agreement of the parties.

Minimum annual rents for all leases for the next five years are as follows:

Period Through:	Amount:
August 31, 2012	$135,298
2013	142,422
2014	149,763
2015	143,619
Total	$571,102

NOTE 10: MAJOR CUSTOMERS

Sales to two customers accounted for 27% and 13% of net sales in the three months ended August 31, 2011 and sales to one customer accounted for 38% of net sales in the three months ended August 31, 2010, respectively.

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2011

NOTE 11: INCOME TAXES

The provision for Federal income tax consists of the following for the three months ended August 31, 2011 and 2010:

	2011	2010
Federal income tax expense (benefit) attributable to:
Current operations	$77,000	$(93,000)
Less: valuation allowance	0	0
Net provision (benefit) for Federal income taxes	$77,000	$(93,000)

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax asset is as follows:

	August 31, 2011	May 31, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$408,000	$485,000
Less: valuation allowance	0	0
Net deferred tax asset (liability)	$408,000	$485,000

NOTE 12: SUBSEQUENT EVENTS

On June 27, 2011, Mr. Joseph Duryea, our former President, filed a complaint (“the Complaint”) against us in the United States District Court for the District of Nevada (Case No. 2:11-cv-01054-GMN CWH) alleging breach of contract, breach of the covenant of good faith and fair dealing, tortious breach of contract, and fraud (“the Litigation”) in relation to an employment agreement (“the Employment Agreement”) we entered into with him on January 15, 2010.

On September 15, 2011, we entered into a settlement agreement (“the Settlement Agreement”) with Mr. Duryea to resolve the above Litigation. Under the terms of the Settlement Agreement, we agreed to pay Mr. Duryea a total of $85,000 (“the Settlement Funds”). Of this total amount, we agreed to pay $45,000 upon execution of the Settlement Agreement and the remaining $40,000 shall be paid in four equal installments, payable on or before October 15, 2011, November 15, 2011, December 15, 2011 and January 15, 2012.

Further under the Settlement Agreement, we agreed as follows:

- We agreed that any failure on our part to make timely installment payments will make the entire remaining balance of the Settlement Funds immediately due and payable and we consented to the immediate entry of judgment against us for the amount of the remaining balance of the Settlement Funds, subject to pre-judgment interest from the date of the filing of the Complaint forward.

- We agreed to make our best effort to correct SEC filings and any other sites to record that Mr. Duryea in fact resigned from his former position with us as President, as opposed to the Company’s previous allegation that he had been “terminated.”

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2011

NOTE 12: SUBSEQUENT EVENTS (CONTINUED)

The Settlement Agreement provides for a mutual release of claims and a non-disparagement clause. Upon payment of the Settlement Funds, the Litigation will be dismissed. The parties acknowledged, however, that Mr. Duryea’s additional stock rights, as described in his Employment Agreement, as a stockholder of our company will remain intact.

On October 4, 2011, the Company announced the execution of a stock buyback program, subject to market conditions, with purchases to be made out of ongoing positive cash flow from operations.

Under the program, the Company may acquire approximately 3,000,000 shares at prices of up to $0.10 per share over the next 90 days. The timing and exact number of shares purchased will be at the Company's discretion. The buyback of shares may occur in open market, negotiated or block transactions.

The Company does not intend to repurchase any shares from its management team or other insiders. This stock buyback program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time.

Management has evaluated subsequent events through October 7, 2011, the date on which the financial statements were issued, and has determined it does not have any other material subsequent events to disclose.

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

Report of Operations for the Three Months Ended August 31, 2011 and 2010

To become more profitable and competitive, we have to attract more clients, sell our services and generate more revenues.

Our revenue reported for the three months ended August 31, 2011 was $911,171, compared with $572,587 for the same period ended August 31, 2010. Our revenue generated for both periods was attributable to the sale of our BPO services and was comparable for both periods.

Returns and allowances are refunds for services not provided. Returns and allowances for the three months ended August 31, 2011 amounted to $2,651, compared with $5,934 for the same period ended August 31, 2010. We experienced less returns and allowances in the three months ended August 31, 2011 compared with the same period 2010 as a result of improved service delivery.

Our revenue less returns and allowances is our total revenue. Total revenue for the three months ended August 31, 2011 was $908,520, compared with $566,653 for the same period ended August 31, 2010.

Our operating expenses for the three months ended August 31, 2011 were $691,205, compared with $838,343 for the same period ended August 31, 2010. The decrease in our operating expenses for the three months ended August 31, 2011 compared with August 31, 2010 is largely attributable to: decreased wages and benefits, which decreased by $273,055. Below is a breakdown of our operating expenses for the three months ended August 31, 2011 and 2010.

4

	2011	2010
Wages and benefits	$407,895	$680,950
Rent	67,595	27,034
Advertising	16,434	20,539
Telephone, internet and utilities	45,979	25,250
Commissions	14,550	16,910
Settlements Expense	4,500	—
Legal and accounting	6,737	8,381
Depreciation	17,798	14,480
Selling, general and administrative	109,717	44,799
TOTAL OPERATING EXPENSES	$691,205	$838,343

We had other income of $1,698 for the three months ended August 31, 2011, compared with other income of $5,806 for the three months ended August 31, 2010. Our other expenses for both periods was a result of interest income.

We had net income of $142,013 for the three months ended August 31, 2011, compared with a net loss of $172,884 for the three months ended August 31, 2010.

Liquidity and Capital Resources

As at August 31, 2011, we had $673,049 in current assets and $719,642 in current liabilities. On August 31, 2011, we had a working capital deficit of $46,593.

Operating activities provided $327,512 in cash for the three months ended August 31, 2011. Our net income of $142,013, along with deferred tax asset of $77,000, and accrued expenses of $78,448 were the primary components of our positive operating cash flow.

Cash flows used by investing activities during the three months ended August 31, 2011 were $11,509 mainly as a result of $10,120 for the purchase of property and equipment.

Cash flows used by financing activities during the three months ended August 31, 2011 were $400,000 for payments on treasury stock.

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

Off Balance Sheet Arrangements

As August 31, 2011, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

5

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Chris Johns.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2011, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2011.

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

6

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

On June 27, 2011, Mr. Joseph Duryea, our former President, filed a complaint (the “Complaint”) against us in the United States District Court for the District of Nevada (Case No. 2:11-cv-01054-GMN CWH) alleging breach of contract, breach of the covenant of good faith and fair dealing, tortious breach of contract, and fraud (the “Litigation”) in relation to an employment agreement (the “Employment Agreement”) we entered into with him on January 15, 2010.

On September 15, 2011, we entered into a settlement agreement (the “Settlement Agreement”) with Mr. Duryea to resolve the above Litigation. Under the terms of the Settlement Agreement, we agreed to pay Mr. Duryea a total of $85,000 (the “Settlement Funds”). Of this total amount, we agreed to pay $45,000 upon execution of the Settlement Agreement and the remaining $40,000 shall be paid in four equal installments, payable on or before October 15, 2011, November 15, 2011, December 15, 2011 and January 15, 2012.

Further under the Settlement Agreement, we agreed as follows:

▪  We agreed that any failure on our part to make timely installment payments will make the entire remaining balance of the Settlement Funds immediately due and payable and we consented to the immediate entry of judgment against us for the amount of the remaining balance of the Settlement Funds, subject to pre-judgment interest from the date of the filing of the Complaint forward.

▪  We agreed to make our best effort to correct SEC filings and any other sites to record that Mr. Duryea in fact resigned from his former position with us as President, as opposed to the company’s previous allegation that he had been “terminated.”

The Settlement Agreement provides for a mutual release of claims and a non-disparagement clause. Upon payment of the Settlement Funds, the Litigation will be dismissed. The parties acknowledged, however, that Mr. Duryea’s additional stock rights, as described in his Employment Agreement, as a stockholder of our company will remain intact.

7

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

We agreed to purchase back 833,333 shares of common stock for a total cost of $500,000 in accordance with a settlement agreement with a shareholder. We paid $200,000 and recorded the remaining $300,000 as a payable as of May 31, 2011, which remains payable at August 31, 2011.

We also agreed to purchase back 6,835,425 shares of common stock for a total cost of $500,000 in accordance with a settlement agreement with a departing officer our company. We paid $100,000 and recorded the remaining $400,000 as a payable as of May 31, 2011. This payable was paid during the three months ending August 31, 2011.

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

8

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SupportSave Solutions, Inc.

Date:	October 17, 2011

By: /s/ Christopher Johns Christopher Johns Title: Chief Executive Officer and Director

9