Form 10-Q
period 2011-11-30
SupportSave Solutions Inc
filed 2012-01-23
CIK 1401475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-143901

SupportSave Solutions, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	98-0534639
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3400 Cahuenga Blvd. W., Ste 114 Los Angeles, CA 90068
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,700,339 common shares as of November 30, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

F-1	Consolidated Balance Sheets as of November 30, 2011 and May 31, 2011 (unaudited);
F-2 and F-3	Consolidated Statements of Operations for the three and six months ended November 30, 2011 and 2010 (unaudited);
F-4	Consolidated Statements of Cash Flows for the six months ended November 30, 2011 and November 30, 2010 (unaudited);
F-5	Notes to Consolidated Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

SUPPORTSAVE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2011 AND MAY 31, 2011 (UNAUDITED)

	Nov 30, 2011	May 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$76,791	$275,716
Investment in marketable securities	300	900
Accounts receivable - trade	259,139	390,424
Note receivable - related party	162,500	100,000
Accrued interest receivable	12,132	8,186
Prepaid expenses	9,000	-0-

TOTAL CURRENT ASSETS	519,862	775,226

PROPERTY AND EQUIPMENT, NET	716,744	738,336

TOTAL PROPERTY AND EQUIPMENT	716,744	738,336

OTHER ASSETS
Security deposits	65,596	64,208
Deferred tax asset	354,000	485,000

TOTAL OTHER ASSETS	419,596	549,208

TOTAL ASSETS	$1,656,202	$2,062,770

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$55,922	$189,124
Accrued expenses	59,105	55,865
Treasury stock payable	300,000	700,000
Deferred income taxes	97,000	97,000
Loan payable - officer	800	800
Loan payable - other	51,500	-0-

TOTAL CURRENT LIABILITIES	564,327	1,042,789

STOCKHOLDERS' EQUITY
Common stock, $.00001 par value, 100,000,000 shares authorized, 19,153,741 and 26,232,280 shares issued and outstanding at August 31, 2011 and May 31, 2011, respectively	167	262
Preferred stock, $.00001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	-0-	-0-
Additional paid-in-capital	1,719,203	2,875,916
Treasury stock	(14,614)	(1,003,029)
Cumulative translation adjustment	(87,007)	(83,175)
Unrealized gain (loss) on investments	(19,713)	(19,113)
Retained earnings (deficit)	(506,161)	(750,880)

TOTAL STOCKHOLDERS' EQUITY	1,091,875	1,019,981

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,656,202	$2,062,770

The accompanying notes are an integral part of the financial statements.

SUPPORTSAVE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010 (UNAUDITED)

	2011	2010
REVENUE
Sales	$899,505	$750,424
Less returns and allowances	-0-	(3,780)

TOTAL REVENUE	899,505	746,644

EXPENSES
Wages and benefits	443,483	706,096
Rent	53,500	28,177
Advertising	132	13,076
Telephone, internet and utilities	28,199	52,340
Commissions	11,167	37,124
Settlements expense	(2,000)	-0-
Legal and accounting	15,217	20,374
Depreciation	18,230	14,825
Selling, general and administrative	172,167	66,837

TOTAL EXPENSES	740,095	938,849

OPERATING INCOME (LOSS)	159,410	(192,205)

OTHER INCOME (EXPENSE)
Interest income	2,291	5,622
Other income	2	204
Gains/(losses) on sales of investments	(4,995)	-0-
Gains/(losses) on sales of assets	(2)	-0-

TOTAL OTHER INCOME (EXPENSE)	(2,704)	5,826

NET INCOME (LOSS) BEFORE PROVISION FOR FEDERAL INCOME TAX (BENEFIT)	156,706	(186,379)

PROVISION FOR FEDERAL INCOME TAX (BENEFIT)	54,000	(65,000)

NET INCOME (LOSS)	$102,706	$(121,379)

NET INCOME (LOSS) PER SHARE:
BASIC AND DILUTED	$0.01	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	18,417,143	14,728,558

The accompanying notes are an integral part of the financial statements.

SUPPORTSAVE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010 (UNAUDITED)

	2011	2010
REVENUE
Sales	$1,810,676	$1,323,011
Less returns and allowances	(2,651)	(9,714)

TOTAL REVENUE	1,808,025	1,313,297

EXPENSES
Wages and benefits	851,378	1,387,048
Rent	121,095	55,211
Advertising	16,566	33,615
Telephone, internet and utilities	74,178	77,590
Commissions	25,717	54,034
Settlements expense	2,500	-0-
Legal and accounting	21,954	28,754
Depreciation	36,028	29,305
Selling, general and administrative	281,884	111,635

TOTAL EXPENSES	1,431,300	1,777,192

OPERATING INCOME (LOSS)	376,725	(463,895)

OTHER INCOME (EXPENSE)
Interest income	3,989	11,428
Other income	2	204
Gains/(losses) on sales of investments	(4,995)	-0-
Gains/(losses) on sales of assets	(2)	-0-

TOTAL OTHER INCOME (EXPENSE)	(1,006)	11,632

NET INCOME (LOSS) BEFORE PROVISION FOR FEDERAL INCOME TAX (BENEFIT)	375,719	(452,263)

PROVISION FOR FEDERAL INCOME TAX (BENEFIT)	131,000	(158,000)

NET INCOME (LOSS)	$244,719	$(294,263)

NET INCOME (LOSS) PER SHARE:
BASIC AND DILUTED	$0.01	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	19,096,899	13,638,800

The accompanying notes are an integral part of the financial statements.

 SUPPORTSAVE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010 (UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$244,719	$(294,263)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	36,028	29,305
Stock based compensation expense	-0-	397,442
Changes in assets and liabilities:
Accounts receivable - trade	131,285	(50,029)
Accounts receivable - other	-0-	15,441
Accrued interest receivable	(3,946)	(3,330)
Prepaid expenses	(9,000)	(1,234)
Deferred tax asset	131,000	(158,000)
Accounts payable	(133,202)	(19,393)
Accrued expenses	3,240	(51,033)

TOTAL ADJUSTMENTS	155,405	159,169

NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES	400,124	(135,094)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,435)	(397,115)
Security deposit	(1,389)	(2,188)
Increase in note receivable - related party	(62,500)	(50,000)

NET CASH PROVIDED BY (USED BY) INVESTING ACTIVITIES	(78,324)	(449,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on treasury stock	(411,585)	-0-
Investment in closely held company	(135,950)	-0-
Net borrowings on note payable	(20,858)	-0-
Proceeds from loan payable-other	51,500	-0-

NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES	(516,893)	-0-

Currency exchange rate effect on cash	(3,832)	(7,370)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(198,925)	(591,767)

CASH AND CASH EQUIVALENTS - BEGINNING	275,716	1,588,056

CASH AND CASH EQUIVALENTS - ENDING	$76,791	$996,289

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-0-	$-0-
Cash paid for income taxes	$-0-	$-0-

The accompanying notes are an integral part of the financial statements.

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2011

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

Advertising Costs

The Company follows the policy of expensing advertising costs as they are incurred.  Advertising expenses for the six months ended November 30, 2011 and 2010 were $16,566 and $33,615, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2011

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

Basic Income Per Share

Basic income per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2011.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to additional paid in capital using the average-cost method.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options. The Company did not issue any shares of common stock to employees during the six months ended November 30, 2011 and 2010, respectively.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of November 30, 2011 and May 31, 2011:

	November 30, 2011	May 31, 2011
Office furniture and equipment	$287,010	$272,574
Software	13,699	13,699
Leasehold improvements	636,937	636,937
Sub-total	937,646	923,210
Less: Accumulated depreciation	(220,902)	(184,874)
Total Property and Equipment	$716,744	$738,336

Depreciation expense was $36,028 and $29,305 for the six months ended November 30, 2011 and 2010, respectively.

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

NOTE 5: NOTE RECEIVABLE – RELATED PARTY

During the year ended May 31, 2010, the Company loaned $50,000 to a related party to fund an investment in a film project. The loan was due on June 14, 2011 and at that time a total balloon payment of $55,000 was due that will satisfy the principal and accrued interest. On June 2, 2010, the Company loaned an additional $50,000 to the related party and amended the terms of the initial loan. On September, 6 2011 the Company loaned an additional $62,500 to the relate party. The total note receivable of $162,500 plus 6.66 % interest will be due on January 1, 2012. Interest expense related to these loans was $3,946 and $3,330 for the six months ended November 30, 2011 and 2010, respectively.

NOTE 6: MARKETABLE SECURITIES

Marketable securities are shown on the balance sheet. The first-in, first-out (FIFO) method is used to determine the cost of each security at the time of sale. We consider our investment portfolio and marketable equity investments available-for-sale. Accordingly, these investments are recorded at fair market value. As of November 30, 2011, an unrealized loss of $19,613 has been recorded. Cost and market value of equitable securities at May 31, 2011 and November 30, 2011 are as follows:

	Cost	Gross Unrealized Loss	Market Value
Equities/Options, November 30, 2011	$20,013	$(19,713)	$300
Equities/Options, May 31, 2011	$20,013	$(19,113)	$900

NOTE 7: ACCRUED EXPENSES

Accrued expenses consisted of the following as of November 30, 2011 and May 31, 2011:

	November 30, 2011	May 31, 2011
Accrued wages and taxes	$19,871	$33,954
Accrued professional fees	437	21,911
Accrued miscellaneous	38,797	0
Total Accrued expenses	$59,105	$55,865

NOTE 8: LOAN PAYABLE – OTHER

On October 25, 2011, the Company borrowed $50,000 in the form of a short term loan with $51,500 to be paid in January 2012.

NOTE 9: COMMON STOCK

The Company has 100,000,000 shares of $0.00001 par value common stock authorized.

On January 1, 2010, the Company sold 875,000 shares of its common stock in a private offering at $0.60 per share for total cash of $525,000. 275,387 of those shares came from the treasury.

NOTE 9: COMMON STOCK (CONTINUED)

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

The company retired 7,078,539 of treasury stock during the three months ended August 31, 2011 that had previously been acquired for $645,868.

The Company also agreed to purchase back 650,000 shares of common stock from a shareholder, as well as 213,813 shares of common stock from Philippine employees as part of the Company’s stock buyback program. The program was complete during the three months ended November 30, 2011.

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

Minimum annual rents for all leases for the next five years are as follows:

Period Through:	Amount:
August 31, 2012	$137,034
2013	144,253
2014	151,648
2015	104,450
Total	$537,427

NOTE 11: MAJOR CUSTOMERS

Sales to two customers accounted for 41% and 15% net sales in the six months ended November 30, 2011 and sales to one customer accounted for 33% of net sales in the six months ended November 30, 2010, respectively.

NOTE 12: INCOME TAXES

The provision for Federal income tax consists of the following for the six months ended November 30, 2011 and 2010:

	2011	2010
Federal income tax expense (benefit) attributable to:
Current operations	$131,000	$(158,000)
Less: valuation allowance	0	0
Net provision (benefit) for Federal income taxes	$131,000	$(158,000)

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax asset is as follows:

	November 30, 2011	May 31, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$354,000	$485,000
Less: valuation allowance	0	0
Net deferred tax asset (liability)	$354,000	$485,000

NOTE 13: LITIGATION

On June 27, 2011 Mr. Joseph Duryea, former President, filed a complaint (“the Complaint”) against the Company in the United States District Court for the District of Nevada (Case No. 2: 11-cv-01054-GMN
CWH) alleging breach of contract, breach of the covenant of good faith and fair dealing, tortious breach of contract, and fraud (“the Litigation”) in relation to an employment agreement (“the Employment Agreement”) the Company entered into with him on January 15, 2010.

On September 15, 2011 the Company entered into a settlement agreement (“the Settlement Agreement”) with Mr. Duryea to resolve the above Litigation. Under the terms of the Settlement Agreement, the Company agreed to pay Mr. Duryea a total of $85,000 (“the Settlement Funds”). Of this total amount, the Company agreed to pay $45,000 upon execution of the Settlement Agreement and the remaining $40,000 was to be paid in four equal installments, payable on or before the following dates: October 15, 2011, November 15, 2011, December 15, 2011, and January 15, 2012. An outstanding balance of $20,000 remains payable as of November 30, 2011. The remaining $20,000 is to be paid in $10,000 installments on or before December 15, 2011 and January 15, 2012.

NOTE 14: SUBSEQUENT EVENTS

On December 19, 2011, the Company received full payment of $175,000, including interest as payment of the note receivable described in note 5.

In January 2012, the Company made full payment of $51,500, including interest, paying the note payable described in note 8.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

Results of Operations for the three and six months ended November 30, 2011 and 2010

To become more profitable and competitive, we have to attract more clients, sell our services and generate more revenues.

Our revenue reported for the three months ended November 30, 2011 was $899,505 compared with $746,644 for the three months ended November 30, 2010.  Our revenue reported for the six months ended November 30, 2011 was $1,808,025 compared with $1,313,297 for the six months ended November 30, 2010.  Our revenue generated for all periods was attributable to the sale of our BPO services. The increase in revenues for the three and six months ended November 30, 2011 from the same periods in 2010 is attributable to acquiring additional larger clients.

Our operating expenses for the three months ended November 30, 2011 was $740,095, compared with $938,849 for the same period ended November 30, 2010.  The decrease in our operating expenses for the three months ended November 30, 2011 compared with November 30, 2010 is mainly attributable to a decrease in wages and benefits, which amounted to $443,483 in 2011 compared with $706,096 in 2010.

Our operating expenses for the six months ended November 30, 2011 was $1,431,300 compared with $1,777,192 for the same period ended November 30, 2010.  The decrease in our operating expenses for the six months ended November 30, 2011 compared with November 30, 2010 is mainly attributable to a decrease in wages and benefits, which amounted to $851,378 in 2011 compared with $1,387,048 in 2010.

We had other expense of $2,704 for the three months ended November 30, 2011, compared with other income of $5,826 for the three months ended November 30, 2010. The decrease in other income is mainly attributable to the loss on the sale of a company vehicle in the amount of $4,995 in the three months ended November 30, 2011.

We had other expense of $1,006 for the six months ended November 30, 2011, compared with other income of $11,632 for the six months ended November 30, 2010. The decrease in other income is mainly attributable to the loss on the sale of a company vehicle in the amount of $4,995 in the three months ended November 30, 2011.

We had a net income of $102,706 for the three months ended November 30, 2011, compared with net loss of $121,379 for the three months ended November 30, 2010. We had a net income of $244,719 for the six months ended November 30, 2011, compared with net loss of $294,263 for the six months ended November 30, 2010.

Liquidity and Capital Resources

As at November 30, 2011, we had $519,862 in current assets and $564,327 in current liabilities. On November 30, 2011, we had a working capital deficit of $44,465.

Operating activities provided $400,124 in cash for the six months ended November 30, 2011. Our net income of $244,719 along with deferred tax asset of $131,000 and non-cash depreciation of $36,028 were the primary components of our positive operating cash flow.

Cash flows used by investing activities during the six months ended November 30, 2011 were $78,324 mainly as a result of $62,500 for the note receivable-related party as described in note 5.

Cash flows used by financing activities during the six months ended November 30, 2011 were $516,893 mainly as a result of payments on treasury stock.

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

Off Balance Sheet Arrangements

As of November 30, 2011, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Chris Johns.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2011, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2011.

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

Duryea Action (Continued)

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

We agreed to purchase back 833,333 shares of common stock for a total cost of $500,000 in accordance with a settlement agreement with a shareholder. We paid $200,000 and recorded the remaining $300,000 as a payable as of May 31, 2011, which remains payable at November 30, 2011.

We also agreed to purchase back 7,835,425 shares of common stock for a total cost of $500,000 in accordance with a settlement agreement with a departing officer of our company. We paid $100,000 and recorded the remaining $400,000 as a payable as of May 31, 2011. The remaining $400,000 payable was paid during the three months ending August 31, 2011.

We retired 7,078,539 shares of treasury stock during the three months ended August 31, 2011 that had previously been acquired for $645,868.

We also agreed to purchase back 650,000 shares of common stock from a shareholder, as well as 213,183 shares of common stock from Philippine employees as part of our stock buyback program. The program was completed during the three months ended November 30, 2011.

The private offerings were exempt under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and/or Rule 506 promulgated under the Act.

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

SupportSave Solutions, Inc.

Date:	January 23, 2012

By: /s/ Christopher Johns Christopher Johns Title: Chief Executive Officer and Director

