Form 10-Q
period 2012-02-29
SupportSave Solutions Inc
filed 2012-04-23
CIK 1401475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2012

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

[ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,225,173 common shares as of February 29, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

F-1	Consolidated Balance Sheets as of February 29, 2012 and May 31, 2011 (unaudited)
F-2	Consolidated Statements of Operations for the three months ended February 29, 2012 and February 28, 2011 (unaudited)
F-3	Consolidated Statements of Operations for the nine months ended February 29, 2012 and February 28, 2011 (unaudited)
F-4	Consolidated Statements of Cash Flows for the nine months ended February 29, 2012 and February 28, 2011 (unaudited)
F-5	Notes to Consolidated Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 29, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

SUPPORTSAVE SOLUTIONS, INC.

(A NEVADA CORPORATION)

CONSOLIDATED BALANCE SHEETS

AS OF FEBRUARY 29, 2012 AND MAY 31, 2011 (UNAUDITED)

	Feb 29, 2012	May 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$79,889	$275,716
Investment in marketable securities	—	900
Accounts receivable - trade	386,505	390,424
Note receivable - related party	-0-	100,000
Note receivable	21,000	-0-
Accrued interest receivable	-0-	8,186
Prepaid expenses	3,000	-0-

TOTAL CURRENT ASSETS	490,394	775,226

PROPERTY AND EQUIPMENT, NET	698,494	738,336

TOTAL PROPERTY AND EQUIPMENT	698,494	738,336

OTHER ASSETS
Security deposits	65,596	64,208
Websites	2,595,280	-0-
Deferred tax asset	298,000	485,000

TOTAL OTHER ASSETS	2,958,876	549,208

TOTAL ASSETS	$4,147,764	$2,062,770

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$-0-	$189,124
Accrued expenses	73,606	55,865
Treasury stock payable	300,000	700,000
Deferred income taxes	97,000	97,000
Loan payable - officer	800	800

TOTAL CURRENT LIABILITIES	471,406	1,042,789

LONG TERM LIABILITIES
Note payable	1,685,000	-0-
TOTAL LONG TERM LIABILITIES	1,685,000	-0-

TOTAL LIABILITIES	2,156,406	1,042,789

STOCKHOLDERS' EQUITY
Common stock, $.00001 par value, 100,000,000 shares authorized, 18,225,173 and 26,232,280 shares issued and outstanding at February 29, 2012 and May 31, 2011, respectively	182	262
Preferred stock, $.00001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	-0-	-0-
Additional paid-in-capital	2,514,468	2,875,916
Treasury stock	(14,614)	(1,003,029)
Cumulative translation adjustment	(87,007)	(83,175)
Unrealized gain (loss) on investments	(20,013)	(19,113)
Retained earnings (deficit)	(401,658)	(750,880)

TOTAL STOCKHOLDERS' EQUITY	1,991,358	1,019,981

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,147,764	$2,062,770

SUPPORTSAVE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011 (UNAUDITED)

	2012	2011
REVENUE
Sales	$1,143,538	$770,893
Less returns and allowances	-0-	(15,902)

TOTAL REVENUE	1,143,538	754,991

EXPENSES
Wages and benefits	561,532	601,413
Rent	59,667	76,793
Telephone, internet and utilities	66,728	41,057
Commissions	13,820	42,695
Selling, general and administrative	294,431	112,400

TOTAL EXPENSES	996,178	874,358

OPERATING INCOME (LOSS)	147,360	(119,367)

OTHER INCOME (EXPENSE)
Interest income	1,092	(42)
Other income	22,286	-0-
Bad debt expense	-0-	(110,000)
Settlement expense	(10,235)	(32,000)

TOTAL OTHER INCOME (EXPENSE)	13,143	(142,042)

NET INCOME (LOSS) BEFORE PROVISION FOR FEDERAL INCOME TAX (BENEFIT)	160,503	(261,409)

PROVISION FOR FEDERAL INCOME TAX (BENEFIT)	56,000	(91,000)

NET INCOME (LOSS)	$104,503	$(170,409)

NET INCOME (LOSS) PER SHARE:
BASIC AND DILUTED	$0.01	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	17,164,617	15,186,031

SUPPORTSAVE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011 (UNAUDITED)

	2012	2011
REVENUE
Sales	$2,954,214	$2,093,904
Less returns and allowances	(2,651)	(25,616)

TOTAL REVENUE	2,951,563	2,068,288

EXPENSES
Wages and benefits	1,363,838	1,988,461
Rent	180,763	132,004
Advertising	32,182	54,939
Telephone, internet and utilities	140,906	118,647
Commissions	39,536	96,729
Depreciation	54,278	52,912
Selling, general and administrative	613,475	207,858

TOTAL EXPENSES	2,424,978	2,651,550

OPERATING INCOME (LOSS)	526,585	(583,262)

OTHER INCOME (EXPENSE)
Interest income	5,081	11,386
Other income	22,288	204
Bad debt expense	-0-	(110,000)
Settlement expense	(12,735)	(32,000)
Gains/(losses) on sales of investments	(2)	-0-
Gains/(losses) on sales of assets	(4,995)	-0-

TOTAL OTHER INCOME (EXPENSE)	9,637	(130,410)

NET INCOME (LOSS) BEFORE PROVISION FOR FEDERAL INCOME TAX (BENEFIT)	536,222	(713,672)

PROVISION FOR FEDERAL INCOME TAX (BENEFIT)	187,000	(249,000)

NET INCOME (LOSS)	$349,222	$(464,672)

NET INCOME (LOSS) PER SHARE:
BASIC AND DILUTED	$0.02	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	18,452,805	14,993,531

SUPPORTSAVE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011 (UNAUDITED)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$349,222	$(464,672)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	54,277	52,912
Stock based compensation expense	-0-	397,442
Bad Debt Expense	-0-	110,000
Changes in assets and liabilities:
Accounts receivable - trade	3,919	31,092
Accounts receivable - other	-0-	15,441
Accrued interest receivable	8,186	(2,980)
Prepaid expenses	(3,000)	-0-
Deferred tax asset	187,000	(249,000)
Accounts payable	(182,230)	(15,338)
Accrued expenses	10,845	(21,558)

TOTAL ADJUSTMENTS	78,997	318,011

NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES	428,219	(146,661)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,435)	(585,438)
Purchases of website assets	(115,000)	-0-
Security deposit	(1,389)	(2,188)
Increase in note receivable	(21,000)	-0-
Increase in note receivable - related party	100,000	(50,000)

NET CASH PROVIDED BY (USED BY) INVESTING ACTIVITIES	(51,824)	(637,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on treasury stock	(410,683)	-0-
Investment in closely held company	(135,950)	-0-
Gain/(Loss) on investments	(900)	-0-
Net borrowings on note payable	(20,858)	-0-
Proceeds from note receivable	-0-	100,000
Currency translation adjustment	(3,831)	(17,515)

NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES	(572,222)	82,485

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(195,827)	(701,802)

CASH AND CASH EQUIVALENTS - BEGINNING	275,716	1,588,056

CASH AND CASH EQUIVALENTS - ENDING	$79,889	$886,254

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-0-	$-0-
Cash paid for income taxes	$-0-	$-0-

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2012

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

Advertising Costs

The Company follows the policy of expensing advertising costs as they are incurred.  Advertising expenses for the nine months ended February 29, 2012 and February 28, 2011 were $32,182 and $54,939 respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2012

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

Basic Income Per Share

Basic income per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 29, 2012.

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2012

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to additional paid in capital using the average-cost method.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options. The Company did not issue any shares of common stock to employees during the nine months ended February 29, 2012 and February 28, 2011, respectively.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of February 29, 2012 and May 31, 2011:

	February 29, 2012	May 31, 2011
Office furniture and equipment	$287,010	$272,574
Software	13,699	13,699
Leasehold improvements	636,936	636,937
Sub-total	937,645	923,210
Less: Accumulated depreciation	(239,151)	(184,874)
Total Property and Equipment	$698,494	$738,336

Depreciation expense was $54,277 and $52,912 for the nine months ended February 29, 2012 and February 28, 2011, respectively.

NOTE 4: NOTES RECEIVABLE

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

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2012

NOTE 5: NOTES RECEIVABLE – THIRD PARTY

On December 14, 2011, the Company entered into a Note Receivable for $20,000 with First Atlantic Holdings LLC.

The Note is to be repaid at $21,000. On January 20, 2012 the Company wired $20,000 to First Atlantic Holdings LLC. This note has not been repaid as of February 29, 2012.

NOTE 6: NOTE RECEIVABLE – RELATED PARTY

During the year ended May 31, 2010, the Company loaned $50,000 to a related party to fund an investment in a film project. The loan was due on June 14, 2011 and at that time a total balloon payment of $55,000 was due that will satisfy the principal and accrued interest. On June 2, 2010, the Company loaned an additional $50,000 to the related party and amended the terms of the initial loan. On September, 6 2011 the Company loaned an additional $62,500 to the related party. The total note receivable of $162,500 plus 6.66 % interest was fully repaid in December 2011.

NOTE 7: MARKETABLE SECURITIES

Marketable securities are shown on the balance sheet. The first-in, first-out (FIFO) method is used to determine the cost of each security at the time of sale. We consider our investment portfolio and marketable equity investments available-for-sale. Accordingly, these investments are recorded at fair market value. As of February 29, 2012, an unrealized loss of $20,013 has been recorded. Cost and market value of equitable securities at May 31, 2011 and February 29, 2012 are as follows:

	Cost	Gross Unrealized Loss	Market Value

Equities/Options, February 29, 2012	$20,013	$(20,013)	$0
Equities/Options, May 31, 2011	$20,013	$(19,113)	$900

NOTE 8: ACCRUED EXPENSES

Accrued expenses consisted of the following as of February 29, 2012 and May 31, 2011:

	February 29, 2012	May 31, 2011
Accrued wages and taxes	$22,846	$33,954
Accrued professional fees	0	21,911
Accrued miscellaneous	50,757	0
Total Accrued expenses	$73,603	$55,865

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2012

NOTE 9: LOAN PAYABLE – OTHER

On October 25, 2011, the Company borrowed $50,000 in the form of a short term loan with $51,500 to be paid in January 2012. This loan was fully repaid in January 2012.

NOTE 10: NOTE PAYABLE

On February 17, 2012, we entered into an Asset Purchase Agreement (the "Agreement") with Global Services Corporation, a Republic of Seychelles corporation ("GSC") for the acquisition of certain assets in exchange for cash and a promissory note. GCS owns and operates a remote technical support business and we have agreed to purchase selected assets in association with that business from GCS that we believe will complement our own business model. The acquired assets consist of intellectual property, namely the websites www.techbuddha.com and www.virtualpcdoctor.com, customer lists, contracts, service records and goodwill.

We have also agreed to assume certain liabilities associated with the contracts and customer support agreements we acquired in the transaction.

The total purchase price consists of $1,170,000 and 1,656,834 shares of our common stock. We have agreed to deliver $30,000 at execution of the Agreement, $100,000 at closing and the balance in the form of a promissory note. The no-interest promissory note will provide for monthly installment payments at a rate of $57,000 that will commence on March 15, 2012 and continue until paid in full.

In addition, GCS agreed to not engage any in business that competes with a remote technical support business for a period of 3 years.

NOTE 11: COMMON STOCK

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

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2012

NOTE 11: COMMON STOCK (CONTINUED)

The Company agreed to purchase back 833,333 shares of common stock for a total cost of $500,000 in accordance with a settlement agreement with a shareholder. The Company paid $200,000 and recorded the remaining $300,000 as a payable as of May 31, 2011, which remains payable at February 29, 2012.

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

NOTE 12: OPERATING LEASE

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

NOTE 13: MAJOR CUSTOMERS

Sales to one customer amounted to 27% and 32% of net sales in the nine months ended February 29, 2012 and February 28, 2011, respectively.

SUPPORTSAVE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2012

NOTE 14: INCOME TAXES

The provision for Federal income tax consists of the following for the nine months ended February 29, 2011 and 2011

	2012	2011
Federal income tax expense (benefit) attributable to:
Current operations	$(187,000)	$(249,000)
Less: valuation allowance	0	0
Net provision (benefit) for Federal income taxes	$(187,000)	$(249,000)

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax asset is as follows:

	February 29, 2012	May 31, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$298,000	$485,000
Less: valuation allowance	0	0
Net deferred tax asset (liability)	$298,000	$485,000

NOTE 15: LITIGATION

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

On September 15, 2011 the Company entered into a settlement agreement (“the Settlement Agreement”) with Mr. Duryea to resolve the above Litigation. Under the terms of the Settlement Agreement, the Company agreed to pay Mr. Duryea a total of $85,000 (“the Settlement Funds”). Of this total amount, the Company agreed to pay $45,000 upon execution of the Settlement Agreement and the remaining $40,000 was to be paid in four equal installments, payable on or before the following dates: October 15, 2011, November 15, 2011, December 15, 2011, and January 15, 2012. An outstanding balance of $20,000 remains payable as of November 30, 2011. The remaining $20,000 has been paid in $10,000 installments on December 15, 2011 and on January 15, 2012.

NOTE 16: SUBSEQUENT EVENTS

None

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

During the current reporting period, we entered into an Asset Purchase Agreement (the “Agreement”) with Global Services Corporation, a Republic of Seychelles corporation (“GSC”) for the acquisition of certain assets in exchange for cash and a promissory note. GCS owns and operates a remote technical support business and we have agreed to purchase selected assets in association with that business from GCS that we believe will complement our own business model. The acquired assets consist of intellectual property, namely the websites www.techbuddha.com and www.virtualpcdoctor.com, customer lists, contracts, service records and goodwill.

We have also agreed to assume certain liabilities associated with the contracts and customer support agreements we acquired in the transaction.

The total purchase price consists of $1,170,000 and 1,656,834 shares of our common stock. We have agreed to deliver $30,000 at execution of the Agreement, $100,000 at closing and the balance in the form of a promissory note. The no-interest promissory note will provide for monthly installment payments at a rate of $57,000 that will commence on March 15, 2012 and continue until paid in full.

In addition, GCS agreed to not engage any in business that competes with a remote technical support business for a period of 3 years.

Results of Operations for the three and nine months ended February 29, 2012 and 2010

To become more profitable and competitive, we have to attract more clients, sell our services and generate more revenues.

Our revenue reported for the three months ended February 29, 2012 was $1,143,538 compared with $754,991 for the three months ended February 28, 2011.  Our revenue reported for the nine months ended February 29, 2012 was $2,951,563 compared with $2,068,288 for the nine months ended February 28, 2011.  Our revenue generated for all periods was mainly attributable to the sale of our BPO services. The increase in revenues for the three and nine months ended February 29, 2012 from the same periods in 2011 is attributable to acquiring additional larger clients.

Our operating expenses for the three months ended February 29, 2012 was $996,178, compared with $874,358 for the same period ended February 28, 2011.  The increase in our operating expenses for the three months ended February 29, 2012 compared with February 28, 2011 is mainly attributable to a an increase in our selling, general and administrative expenses.

Our operating expenses for the nine months ended February 29, 2012 was $2,424,978 compared with $2,651,550 for the same period ended February 28, 2011.  The decrease in our operating expenses for the nine months ended February 29, 2012 compared with February 28, 2011 is mainly attributable to a decrease in wages and benefits.

We had net other income of $13,143 for the three months ended February 29, 2012, compared with net other expense of $142,042 for the three months ended February 28, 2011. The increase in other income is attributable to gain on the investment in the film project. The expense in 2011 related primarily to bad debt expense and a settlement expense.

We had net other income of $9,637for the nine months ended February 29, 2012, compared with other expense of $130,410 for the nine months ended February 28, 2011. The increase in other income is mainly attributable to gain on the investment in the film project. The expense in 2011 related primarily to bad debt expense and a settlement expense.

We had a net income of $104,503 for the three months ended February 29, 2012, compared with net loss of $170,409 for the three months ended February 28, 2011. We had a net income of $349,222 for the nine months ended February 29, 2012, compared with net loss of $464,672 for the nine months ended February 28, 2011.

Liquidity and Capital Resources

As at February 29, 2012, we had $490,394 in current assets and $471,406 in current liabilities. On February 28, 2011, we had a working capital surplus of $18,988.

Operating activities provided $428,219 in cash for the nine months ended February 29, 2012. Our net income of $349,222 was the primary reason for our positive operating cash flow.

Cash flows used by investing activities during the nine months ended February 29, 2012 was $51,824 mainly for the purchase of website assets as described in Note 10.

Cash flows used by financing activities during the nine months ended February 29, 2012 were $572,222 mainly as a result of repurchase of treasury stock.

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

Off Balance Sheet Arrangements

As of February 29, 2012, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 29, 2012.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Chris Johns.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 29, 2012, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended February 29, 2012.

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

The remaining principal balance in the amount of $300,000 was due and payable to the Debtor on or before April 1, 2012. This amount remains outstanding.

Duryea Action

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

On September 15, 2011, we entered into a settlement agreement (the “Settlement Agreement”) with Mr. Duryea to resolve the above Litigation. Under the terms of the Settlement Agreement, we agreed to pay Mr. Duryea a total of $85,000 (the “Settlement Funds”). Of this total amount, we agreed to pay $45,000 upon execution of the Settlement Agreement and the remaining $40,000 shall be paid in four equal installments. An outstanding balance of $20,000 remained payable as of November 30, 2011. The remaining $20,000 has been paid in $10,000 installments on December 15, 2011 and on January 15, 2012.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Asset Purchase Agreement, dated February 17, 2012(1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SupportSave Solutions, Inc.

Date:	April 23, 2012

By: /s/ Christopher Johns Christopher Johns Title: Chief Executive Officer and Director

